Form 10QSB
period 2000-03-31
IVOICE COM INC /DE
filed 2000-05-15
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGEACT OF 1934

                      For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number  000-29341
                        ---------

                                   IVOICE.COM
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         86-0974165
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

750 Highway 34
Matawan, NJ                                                         07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code                (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|   NO |_|

Number of shares of iVoice.com's. common stock, $.01 par value, outstanding as
of March 31, 2000                                                  65,373,561

                                     IVOICE.COM, INC.
                              FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.Financial Statements

                 Balance Sheets - March 31, 2000 and December 31, 1999       1

                 Statements of Operation -
                 For the Three Months Ended March 31, 2000 and 1999          2

                 Statements of Cash Flows -
                 For the three months ended March 31, 2000 and 1999        3 - 4

                 Notes to the financial statements                         5 - 9

          Item 2.Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10 -11


PART II.  OTHER INFORMATION

          Item 1.Legal Proceedings                                          12

          Item 2.Changes in Securities                                      12

          Item 3.Defaults upon Senior Securities                            12

          Item 4.Submission of Matters to a Vote of Security Holders        12

          Item 5.Other Information                                          12

          Item 6.Exhibits and Reports on Form 8-K                        12 - 14

                                IVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                   March 31,    December 31,
                                                                     2000          1999
                                                                 -----------    -----------
                                                                 (Unaudited)
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $   70,963     $   195,861
  Accounts receivable, net of allowance for
   doubtful accounts of $57,500 and $50,000                          267,550         31,726
  Inventory                                                            8,870         10,140
  Prepaid expenses and other current assets                           50,000         52,100
  Debt issue costs                                                   399,791        362,541
                                                                 -----------    -----------
    Total current assets                                             797,174        652,368

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $21,540 and $17,836                                  61,864         55,408

OTHER ASSETS
Software license costs, net of accumulated
 amortization of $81,600 and $54,400                                 462,400        489,600
Deposits and other assets                                             11,100             --
                                                                 -----------    -----------
  Total other assets                                                 473,500        489,600
                                                                 -----------    -----------

    TOTAL ASSETS                                                 $ 1,332,538    $ 1,197,376
                                                                 ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   199,513    $   181,754
   Legal settlement payable                                               --      4,800,000
   Due to related parties                                             21,000         21,000
   Convertible debentures                                            500,000        350,000
                                                                 -----------    -----------
     Total liabilities                                               720,513      5,352,754
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES                                             --             --

STOCKHOLDERS' DEFICIENCY
   Common stock, series A - par value $.01; authorized
    150,000,000 and 75,000,000 shares, 65,373,561
    54,093,663 issued and outstanding                                653,736        540,937
   Common stock, series B - no par value; authorized,
    issued and outstanding 700,000 shares                                 70             70
   Additional paid in capital                                      6,485,491      1,395,671
   Accumulated deficit                                            (6,527,272)    (6,092,056)
                                                                 -----------    -----------
     Total stockholders' deficiency                                  612,025     (4,155,378)
                                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $ 1,332,538    $ 1,197,376
                                                                 ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the Three Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                               2000              1999
                                                            ---------          --------
SALES, net                                                  $ 397,348          $ 99,615

COST OF SALES                                                 101,677            58,315
                                                            ---------          --------
GROSS PROFIT                                                  295,671            41,300
                                                            ---------          --------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
   Selling expenses                                           112,987             1,462
   General and administrative expenses                        425,627            62,195
   Research and development                                     9,620                --
   Bad debt expense                                             7,500            10,625
   Provision for obsolescence                                      --                --
   Depreciation and amortization                               30,903               798
                                                            ---------          --------
Total selling, general and administrative expenses            586,637            75,080
                                                            ---------          --------

LOSS FROM OPERATIONS                                         (290,966)          (33,780)

OTHER EXPENSE
   Interest expense                                          (144,250)               --
                                                            ---------          --------
Total other expenses                                          144,250                --
                                                            ---------          --------

LOSS BEFORE INCOME TAXES                                     (435,216)          (33,780)

PROVISION FOR INCOME TAXES                                         --                --
                                                            ---------          --------
NET LOSS                                                    $(435,216)         $(33,780)
                                                            =========          ========
NET LOSS PER COMMON SHARE
   Basic                                                    $   (0.01)         $ (.00 )
                                                            =========          ========
   Diluted                                                  $   (0.01)         $ (.00 )
                                                            =========          ========

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------    --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                              $(435,216)   $(33,779)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
  Depreciation and amortization                            30,903         798
  Bad debt expense                                          7,500      10,625
  Provision for obsolescence                                   --          --
  Legal settlement expense                                     --          --
  Interest expense                                        144,250          --
  Common stock issued for consulting services             252,619          --
  Common stock issued for compensation                         --          --
  Stock options issued as compensation                         --          --
    Changes in certain assets and liabilities:
      Accounts receivable                                (243,324)      4,457
        Inventory                                           1,270       1,850
Accounts payable and accrued liabilities                   17,759     (30,799)
Legal settlement payable                                 (300,000)         --
Other assets                                               (9,000)         --
Deferred revenue                                               --      16,172
                                                        ---------    --------
Total cash provided by (used in) operating activities    (533,239)    (30,676)
                                                        ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (10,159)         --
                                                        ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for exercise of options        300,000          --
  Prepaid offering and debt issue costs                   (31,500)         --
  Repayment of notes payable                                   --          --
  Sale of convertible debentures                          150,000          --
                                                        ---------    --------
Total cash provided by (used in) financing activities     418,500          --
                                                        ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (124,898)    (30,676)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR             195,861      71,328
                                                        ---------    --------
CASH AND CASH EQUIVALENTS - END OF YEAR                 $  70,963    $ 40,652
                                                        ---------    --------

CASH PAID DURING THE YEAR FOR:
  Interest expense                                      $            $     --
                                                        =========    ========
  Income taxes                                          $            $     --
                                                        =========    ========

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE QUARTER ENDED MARCH 31, 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

a) During the three months ended March 31, 2000, the Company converted a $4,500,000 legal settlement payable into 2,000,000 shares of its class A restricted common stock.

b) During the three months ended March 31, 2000, the Company issued $150,000 of its 12% convertible debentures exercisable at a 50% conversion price. The 50% conversion discount totaling $150,000 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

c) During the three months ended March 31, 2000, the Company issued 100,000 shares of its restricted class A common stock for services valued at $234,000.

d) During the three months ended March 31, 2000, 179,898 of options were exercised at the strike price of $0.1035 per share. These shares were exercised for $18,619 of services performed by the option holder.

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation
            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet of the Company as of December 31, 1999 has been derived from the audited balance sheet of the Company as of that date.

            For further information, refer to the financial statements and footnotes included in Form 10-SB for the year ended December 31, 1999.

            The result of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expensed for the full year.

            The accompanying financial statements include the accounts of iVoice.com, Inc. (the "Company" or "iVoice"), formerly known as Visual Telephone International, Inc. ("Visual"), which was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

            Effective May 21, 1999, Visual and International Voice Technologies, Corp. ("IVT") entered into a merger agreement whereby the Company would be the surviving entity (see Note 2 for Reorganization). As a result, IVT's former shareholder obtained control of Visual. For accounting purposes, this acquisition has been treated as a recapitalization of IVT.

            The Company is publicly traded and is currently exempt from the requirement to register with a non-reporting public company traded on the Over The Counter Bulletin Board ("OTCBB"). The Company is required to become a fully reporting company by May 24, 2000 in order to continue to be quoted on the OTCBB.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        b)  Earnings Per Share
            SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

            The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                      As of March 31,
                                                 --------------------------
                                                    2000           1999
                                                 -----------     ----------
            Basic and Diluted EPS                 57,438,638     10,000,000
                                                 ===========     ==========

NOTE 2 -    CONVERTIBLE DEBENTURES

            As of March 31, 2000 and December 31, 1999, convertible debentures consisted of ten and six notes payable totaling $500,000 and $350,000, respectively, bearing interest at 12% per annum payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. The convertible debentures are subject to default if the Company has not registered its shares under a regulation offering within 150 days of the effective date of the debentures.

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

            a) The Company was a party to a lawsuit initiated by an individual on November 1, 1999 relating to an investment made into an entity called IVS Corp. ("IVS"). This investment was made between the years 1994 and 1996. IVS was incorporated in 1993 and ceased operations in November, 1997. The majority shareholder of IVS is the majority shareholder and CEO of the Company. The Company believes this lawsuit should not exceed $500,000 and accordingly has established a reserve in accounts payable and accrued expenses. The Company settled this lawsuit during March 2000. During February 2000, the Company settled a lawsuit (see Note 8F). As settlement, the Company paid $300,000 in cash and issued 2,000,000 shares of its Class A common stock.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 3 -    COMMITMENTS AND CONTINGENCIES (Continued)

            b) On March 27, 2000, the Company entered into a definitive agreement to acquire MaiSoft, Inc. ("MaiSoft"). MaiSoft possesses unified messaging technology which will be integrated with the Company's present technology. The terms of the agreement specify that the Company will pay $1,000,000 in cash and issue 2,400,000 shares of its class A common stock in exchange for certain assets of Maisoft. The agreement is subject to a repricing mechanism after one year based upon certain levels of the Company's common stock price. As of the date of this report, this transaction has not closed.

NOTE 4 -    COMMON STOCK

            The company has two issuances of common stock:

            a)    Class A Common Stock
                  Class A common stock consists of the following as of March 31, 2000 and December 31, 1999: 150,000,000 and 75,000,000 shares of authorized common stock with a par value of $.01, respectively. Class A stock has voting rights of 1:1 and as of March 31, 2000 and December 31, 1999, 65,373,561 and
                  54,083,663 were issued and outstanding, respectively.

                  Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of March 31, 2000 and December 31, 1999, the Company has not paid any dividends on its Common Stock.

            b)    Class B Common Stock
                  Class B Common Stock consists of 700,000 shares of authorized common stock with no intrinsic value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of March 31, 2000 and December 31, 1999, 700,000 shares were issued and outstanding. Class B common stockholders are not entitled to receive dividends (see Note 5c).

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 5 -    SUBSEQUENT EVENTS

a) On April 21, 2000, the Company executed an agreement and plan of reorganization with ThirdCAI, Inc. ("ThirdCAI"), a fully reporting holding company. The agreement stipulates that ThirdCAI and the Company would be merged and the Company would be the surviving entity. The Company will issue 50,000 shares for all outstanding shares of ThirdCAI. A finders fee of $150,000 is also payable in relation to the agreement

b) On April 19, 2000, the Company entered into a letter of intent with an investment banking firm to issue a minimum of $1,000,000 and a maximum of $5,000,000 of 6% convertible debentures, due in one year, on a "best efforts" basis, as follows:

                  i) $1,000,000 to $2,500,000 funded by May 10, 2000; and
                  ii) $1,000,000 to $2,500,000 funded within 60 days of the initial closing on May 10, 2000.

               The debentures are convertible at the lessor of :

                  (a) 50% discount of the lowest closing bid price from April 18, 2000 until the date of the initial closing; or

                  (b) a 50% discount, utilizing a twenty (20) day average closing bid price to the market price at the time of conversion for the first $2,500,000 raise. The second $2,500,000 raise will be convertible at a 50% discount, utilizing a twenty (20) day average closing bid price to the market price at the time of conversion. The Debenture may be converted at any time and must be converted within one year from the date of an effective registration.

               The debentures and underlying securities shall be registered by an appropriate registration statement filed no later than sixty
               (60) days from the date of the initial closing of this offering.

c) On April 24, 2000, the Company filed to amend its Articles of Incorporation to state that Class B common stock is convertible into its Class A common stock at a conversion rate of one share of Class B common stock for one hundred shares of Class A common stock. The conversion ratio is in relation to the voting ratio.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 5 -    SUBSEQUENT EVENTS (Continued)

d) On April 24, 2000, the Company terminated its agreement with their former investment banking firm. The Company has agreed to issue shares of its restricted Class A common stock as settlement for all obligations relating to their agreement. This settlement is not yet finalized.

e) During April 2000, the Company issued 37,500 shares of its Class A common stock for services rendered.

f) During April 2000, the Company sold 1,750,000 shares of its Class A commons stock for approximately $750,000.

g) On April 24, 2000, the Company entered into discussions to issue 100,000 shares of its Class A common stock to the 12% convertible debenture holders, to extend the default term of the debentures for a period of six months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

RECENT DEVELOPMENTS

March 31, 2000 Versus Year Ended March 31, 1999

Sales for the three months ended March 31, 2000 were $397,348, an increase of $297,733 or 24% over the sales for the three months ended March 31, 1999, of $99,615. The increase was a result of increased marketing efforts.

Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. The Company recognizes its revenue using the percentage of completion method. The Company accepts company checks or Visa/Mastercard. The increase in receivable is due to the recording of two large sales in March 2000.

The Company's gross profit from $41,300 for the three months ended March 31, 1999 to $295,671 for the three months ended March 31, 2000 or an increase of $254,371. The Company's gross margin percentage for the three months ended March 31, 2000 was 63.9% versus 38.9% for the prior year. This represents a 25% increase over the gross profit percentage recorded for the same period prior year. This increase is a result of changes in some of the components included in the systems sold where the components themselves had a lower cost then the replaced component thus increasing the margin of the overall system. The rate should remain stable unless a similar situation with components should arise again or more products with different margins are added to the product line.

Operating expenses increased from $75,080 for the three months ended March 31, 1999 to $586,637 for the three months ended March 31, 2000 or an increase of $511,557. This increase is a result of increase of $363,432 in general and administrative expenses attributable to commissions and salaries to the Company's executives, an increase of $111,525 in selling expenses , an increase in depreciation of $30,105.

The loss from operations for the three months ended March 31, 2000 was $30,105 compared to $33,780 for the thre months ended March 31, 1999 or an increase of $257,186.

Interest expense of $144,250 was incurred in relation to the amortization of debt issue costs.

                         Liquidity and Capital Resources

The Company is funding its current operations principally from its operations. However, the Company is operating on a negative cash flow basis and anticipates it will require additional financing during the final quarter of 2000. To achieve the Company's growth potential it will requires additional amounts of capital. There is no assurance that the Company can obtain any such financing on terms that will enable the Company to implement its long-term growth strategy. According, the Company's viability for the foreseeable future is questionable if additional funding is not obtained. The Company will attempt to obtain such funds through venture capital, or other private or public financing. Currently, the Company is not seeking funding. The Company has started to reduce spending in order to cover day to day operations as best as possible with current cash flow. However, there can be no assurance that such funds will be available, or if available, the cost of such funds to the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGE IN SECURITIES

                        Amount of
                        Securities      Description of the
Type of Securities         Sold             Transaction
-------------------   ---------------  ----------------------
                                       Services rendered
      Common                 100,000   valued at $234,000
                                       Settlement of legal
                                         issues valued at
      Common               2,000,000     $4,500,000
                                       Option exercised
      Common               9,000,000   valued at $300,000
                                       Services rendered
      Common                 179,898   valued at $18,619

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

                 27.1 - Financial Data Table

      (b)   Reports filed on Form 8-K.

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.


                                iVoice.com, Inc.


                                 By: /s/Jerome R. Mahoney
                                 Jerome R. Mahoney, President