Form 10QSB/A
period 2000-03-31
IVOICE COM INC /DE
filed 2000-05-16
CIK 1105064

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

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999      1

                  Statements of Operation -
                  For the Three Months Ended March 31, 2000 and 1999         2

                  Statements of Cash Flows -
                  For the three months ended March 31, 2000 and 1999       3 - 4

                  Notes to the financial statements                        5 - 9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10 -11

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                         12

          Item 2. Changes in Securities                                     12

          Item 3. Defaults upon Senior Securities                           12

          Item 4. Submission of Matters to a Vote of Security Holders       12

          Item 5. Other Information                                         12

          Item 6. Exhibits and Reports on Form 8-K                       12 - 14

                                IVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                   March 31,    December 31,
                                                                     2000          1999
                                                                 -----------    -----------
                                                                 (Unaudited)
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $    70,963    $   195,861
  Accounts receivable, net of allowance for
   doubtful accounts of $57,500 and $50,000                          267,550         31,726
  Inventory                                                            8,870         10,140
  Prepaid expenses and other current assets                           50,000         52,100
  Debt issue costs                                                   399,791        362,541
                                                                 -----------    -----------
    Total current assets                                             797,174        652,368

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $21,540 and $17,836                                  61,864         55,408

OTHER ASSETS
Software license costs, net of accumulated
 amortization of $81,600 and $54,400                                 462,400        489,600
Deposits and other assets                                             11,100             --
                                                                 -----------    -----------
  Total other assets                                                 473,500        489,600
                                                                 -----------    -----------

    TOTAL ASSETS                                                 $ 1,332,538    $ 1,197,376
                                                                 ===========    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   199,513    $   181,754
   Legal settlement payable                                               --      4,800,000
   Due to related parties                                             21,000         21,000
   Convertible debentures                                            500,000        350,000
                                                                 -----------    -----------
     Total liabilities                                               720,513      5,352,754
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES                                             --             --

STOCKHOLDERS' DEFICIENCY
   Common stock, series A - par value $.01; authorized
    150,000,000 and 75,000,000 shares, 65,373,561
    54,093,663 issued and outstanding                                653,736        540,937
   Common stock, series B - no par value; authorized,
    issued and outstanding 700,000 shares                                 70             70
   Additional paid in capital                                      6,485,491      1,395,671
   Accumulated deficit                                            (6,527,272)    (6,092,056)
                                                                 -----------    -----------
     Total stockholders' deficiency                                  612,025     (4,155,378)
                                                                 -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $ 1,332,538    $ 1,197,376
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

The accompanying notes are an integral part of the financial statement.2

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

RECENT DEVELOPMENTS

March 31, 2000 Versus Year Ended March 31, 1999

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2000 were approximately $397,348 as compared to approximately $99,615 for the three months ended March 31, 1999 an increase of approximately $297,733 or 299%. The increase was primarily the result of the Company's increased marketing efforts.

Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. The Company recognizes its revenue using the percentage of completion method. The Company accepts company checks or Visa/Mastercard. The increase in receivable is due to the recording of two large sales in March 2000.

Gross margin for the quarter ended March 31, 2000 was approximately $295,671 or 74.4% as compared to approximately $41,300 or 41.4% for the three months ended March 31, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of company technology personnel to efficiently configure and install the Company's communication products. The increase in gross margin from the first quarter of 1999 was primarily due to the recognition of revenues on projects that were not hardware intensive and improved installation and configuration efficiencies.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

iVoice.com, Inc. was a party to a lawsuit initiated by a Michael Wong on November 1, 1999 for a $300,000 investment by Wong into an entity called IVS between the years 1994 and 1996. This action was filed at the United States District Court, the Eastern District of New York. IVS was incorporated in 1993 and ceased operations in November, 1997. Wong is claiming rights to some assets of IVS were transferred out of IVS. The majority shareholder of IVS was Jerome Mahoney, who is the CEO of iVoice.com. This action was filed at the U.S. District court, E.D.N.Y. at the Clerks Office Long Island Courthouse, case number CV-99 7078.

iVoice.com was the result of a reverse merger on May 21, 1999 between International Voice Technologies (IVT), a private Delaware corporation established on December 17, 1997, and Visual Telephone International, the public entity.

ITEM 2.  CHANGE IN SECURITIES

                                           Amount of
     Date of                              Securities      Description of the
   Transaction    Type of Securities         Sold             Transaction
  -------------  --------------------    -------------  ----------------------
                                                         Services rendered
     2/18/00            Common                 100,000   valued at $234,000
                                                         Settlement of legal
                                                           issues valued at
     2/10/00            Common               2,000,000     $4,500,000
                                                         Option exercised
     3/21/00            Common               9,000,000   valued at $300,000
                                                         Services rendered
     3/14/00            Common                 179,898   valued at $18,619

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


                                 iVoice.com, Inc.


                                 By: /s/ Jerome R. Mahoney
                                 Jerome R. Mahoney, President