Form 10QSB
period 2000-06-30
IVOICE COM INC /DE
filed 2000-08-04
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number _________________________

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

YES |X|  NO |_|

Number of shares of iVoice.com's. common stock, $.01 par value, outstanding as
of June 30, 2000                                                      97,650,037

                                IVOICE.COM, INC.
                              FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.   FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheets - June 30, 2000 and December 31, 1999               1

            Statements of Operation -
            For the three months ended June 30, 2000 and 1999
             and six months ended June 30, 2000 and 1999                       2

            Statements of Cash Flows -
            For the six months ended June 30, 2000 and 1999                3 - 4

            Notes to the financial statements                              5 - 9

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 11


PART II.  OTHER INFORMATION

          Item 1.Legal Proceedings                                            12

          Item 2.Changes in Securities                                        12

          Item 3.Defaults upon Senior Securities                              12

          Item 4.Submission of Matters to a Vote of Security Holders          12

          Item 5.Other Information                                            12

          Item 6.Exhibits and Reports on Form 8-K                        12 - 14

                                IVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                   June 30,     December 31,
                                                                    2000             1999
                                                                ------------    ------------
    ASSETS                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                     $   135,886     $   195,861
  Accounts receivable, net of allowance for
   doubtful accounts of $20,000 and $50,000                         222,308          31,726
  Inventory                                                          21,195          10,140
  Prepaid expenses and other current assets                          68,261          52,100
  Debt issue costs                                                  255,541         362,541
                                                                -----------     -----------
    Total current assets                                            703,191         652,368


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $28,024 and $17,836                                158,305          55,408

OTHER ASSETS
Software license costs, net of accumulated
 amortization of $108,800 and $54,400                               435,200         489,600
Deposits and other assets                                            13,900              --
Goodwill, net of accumulated amortization of $1,526 and $-0-        226,255              --
                                                                -----------     -----------
  Total other assets                                                675,355         489,600
                                                                -----------     -----------

    TOTAL ASSETS                                                $ 1,536,851     $ 1,197,376
                                                                ===========     ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $   232,846     $   181,754
   Obligations under capital leases - current                        25,668              --
   Legal settlement payable                                              --       4,800,000
   Due to related parties                                            21,000          21,000
   Convertible debentures                                           500,000         350,000
                                                                -----------     -----------
     Total liabilities                                              779,514       5,352,754
                                                                -----------     -----------

LONG-TERM DEBT
Obligation under Captial leases - non-current                        62,985              --
                                                                -----------     -----------
   Total liabilities                                                842,499

COMMITMENTS AND CONTINGENCIES                                            --              --

STOCKHOLDERS' DEFICIENCY
   Common stock, series A - par value $.01; authorized
     150,000,000 and 75,000,000 shares, 97,650,037
    54,093,663 issued and outstanding                               976,500         540,937
   Common stock, series B - no par value; authorized 700,000
    shares;  394,000 and 700,000 shares issued & outstanding             40              70
   Additional paid in capital                                     7,140,642       1,395,671
   Accumulated deficit                                           (7,422,830)     (6,092,056)
                                                                -----------     -----------
     Total stockholders' deficiency                                 694,352      (4,155,378)
                                                                -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY            $ 1,536,851     $ 1,197,376
                                                                ===========     ===========

     The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three Months Ended      For the Six Months Ended
                                                                 June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                           2000            1999            2000           1999
                                                      -----------     -----------     -----------     -----------
SALES, net                                            $   104,371     $   110,706     $   501,719     $   210,321

COST OF SALES                                              60,125          62,484         161,802         120,799
                                                      -----------     -----------     -----------     -----------

GROSS PROFIT                                               44,246          48,222         339,917          89,522
                                                      -----------     -----------     -----------     -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      140,787          19,110         253,774          20,572
    General and administrative expenses                   472,848         129,394         898,475         191,589
    Research and development                               98,989              --         108,609              --
    Bad debt expense                                       15,000          10,625          22,500          21,250
    Depreciation and amortization                          35,211             797          66,114           1,595
                                                      -----------     -----------     -----------     -----------
Total selling, general and administrative expenses        762,835         159,926       1,349,472         235,006
                                                      -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                     (718,589)       (111,704)     (1,009,555)       (145,484)

OTHER EXPENSE
    Interest expense                                      176,969              --         321,219              --
                                                      -----------     -----------     -----------     -----------
Total other expenses                                      176,969              --         321,219              --
                                                      -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                                 (895,558)       (111,704)     (1,330,774)       (145,484)

PROVISION FOR INCOME TAXES                                     --              --              --              --
                                                      -----------     -----------     -----------     -----------

NET LOSS                                              $  (895,558)    $  (111,704)    $(1,330,774)    $  (145,484)
                                                      ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE
    Basic                                             $     (0.01)    $      (.00)    $     (0.02)    $     (0.00)
                                                      ===========     ===========     ===========     ===========
    Diluted                                           $     (0.01)    $      (.00)    $     (0.02)    $     (0.00)
                                                      ===========     ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the Six Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2000            1999
                                                            -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                 $(1,330,774)    $  (145,484)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
   Depreciation and amortization                                 66,114           1,595
   Bad debt expense                                              22,500          21,250
   Amortization of debt issue costs                             288,500              --
   Common stock issued for consulting services                  336,619          32,000
   Common stock issued for compensation                          50,938              --
      Changes in certain assets and liabilities:
         Accounts receivable                                   (213,082)         71,334
           Inventory                                            (11,055)         (2,500)
Accounts payable and accrued liabilities                         51,092         (24,994)
  Legal settlement payable                                     (300,000)             --
  Other assets                                                  (30,061)             --
                                                            -----------     -----------
Total cash provided by (used in) operating activities        (1,069,209)        (46,799)
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (113,085)         (1,189)
   Purchase of goodwill                                        (150,000)             --
                                                            -----------     -----------
                                                               (263,085)         (1,189)
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                     746,000              --
   Proceeds from exercise of options on common stock            319,166          90,000
   Prepaid offering and debt issue costs                        (31,500)             --
   Increase in borrowing under capital lease obligations         92,895
   Repayment of notes payable                                    (4,242)             --
   Sale of convertible debentures                               150,000              --
                                                            -----------     -----------
Total cash provided by (used in) financing activities         1,272,319          90,000
                                                            -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       (59,975)         42,012

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 195,861          71,328
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $   135,886     $   113,340
                                                            -----------     -----------

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                         $     3,577     $        --
                                                            ===========     ===========
   Income taxes                                             $        --     $        --
                                                            ===========     ===========

    The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

a) During the six months ended June 30, 2000, the Company converted a $4,500,000 legal settlement payable into 2,000,000 shares of its class A restricted common stock.

b) During the six months ended June 30, 2000, the Company issued $150,000 of its 12% convertible debentures exercisable at a 50% conversion price. The 50% conversion discount totaling $150,000 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

c) During the six months ended June 30, 2000, the Company issued 456,429 shares of its restricted class A common stock for services valued at $368,072.

d) During the six months ended June 30, 2000, 179,898 of options were exercised at the strike price of $0.1035 per share. These shares were exercised for $18,619 of services performed by the option holder.

e) During the six months ended June 30, 2000, the Company issued 50,000 shares of its restricted class A common stock to Corporate Architects, Inc. with a value of $46,875 for the purchase of ThirdCAI, Inc.

f) During the six months ended June 30, 2000, the Company issued 30,000 shares of its restricted class A common stock as compensation valued at $50,938.

    The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      The result of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

      The accompanying financial statements include the accounts of iVoice.com, Inc. (the "Company" or "iVoice"), formerly known as Visual Telephone International, Inc. ("Visual"), which was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

      Effective May 21, 1999, Visual and International Voice Technologies, Corp. ("IVT") entered into a merger agreement whereby the Company would be the surviving entity. As a result, IVT's former shareholder obtained control of Visual. For accounting purposes, this acquisition has been treated as a recapitalization of IVT.

      On April 24, 2000, the Company filed to amend its Articles of Incorporation to state that Class B common stock is convertible into its Class A common stock at a conversion rate of one share of Class B common stock for one hundred shares of Class A common stock. The conversion ratio is in relation to the voting ratio.

      On April 21, 2000, the Company executed an agreement and plan of reorganization with ThirdCAI, Inc. ("ThirdCAI"), a fully reporting holding company. The agreement stipulates that ThirdCAI and the Company would be merged and the Company would be the surviving entity. The Company issued 50,000 shares for all outstanding shares of ThirdCAI. A finders fee of $150,000 is also payable in relation to the agreement

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                     Three Months Ended                  Six Months Ended
                                         June 30,                            June 30,
                                 ---------------------------        --------------------------
                                    2000             1999              2000           1999
                                 ----------       ----------        ----------     ----------
      Basic and Diluted          81,759,579       29,575,882        70,202,758     21,186,218

NOTE 2 - CONVERTIBLE DEBENTURES

      As of June 30, 2000 and December 31, 1999, convertible debentures consisted of ten and six notes payable totaling $500,000 and $350,000, respectively, bearing interest at 12% per annum payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. The convertible debentures are subject to default if the Company has not registered its shares under a regulation offering within 150 days of the effective date of the debentures. As of June 30, 2000, the Company has not registered any shares under a regulation offering and is in default under this agreement.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

      The Company was a party to a lawsuit initiated by an individual on November 1, 1999 relating to an investment made into an entity called IVS Corp. ("IVS"). This investment was made between the years 1994 and 1996. IVS was incorporated in 1993 and ceased operations in November 1997. The majority shareholder of IVS is the majority shareholder and CEO of the Company. The Company settled this lawsuit during March 2000. As settlement, the Company paid $300,000 in cash and issued 2,000,000 shares of its Class A common stock.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

      On March 27, 2000, the Company entered into a definitive agreement to acquire MaiSoft, Inc. ("MaiSoft"). MaiSoft possesses unified messaging technology which will be integrated with the Company's present technology. The terms of the agreement specify that the Company will pay $1,000,000 in cash and issue 2,400,000 shares of its class A common stock in exchange for certain assets of Maisoft. The agreement is subject to a repricing mechanism after one year based upon certain levels of the Company's common stock price. On May 25, 2000, this transaction has been cancelled.

      On April 24, 2000, the Company terminated its agreement with their former investment banking firm. The Company had agreed to issue shares of its restricted Class A common stock as settlement for all obligations relating to their agreement. This settlement was contingent upon the closing of the Maisoft acquisition which, subsequently, did not close. No shares were issued to the former investment banking firm under this agreement.

      On May 17, 2000, the Company was de-listed from the Over-the-Counter Bulletin Board (OTCBB) Market System for failure to comply with the Eligibility Rule adopted by the National Association of Securities Dealers
      (NASD) and approved by the Securities and Exchange Commission (SEC) on January 5, 1999. This rule permits only those companies that report their current financial information to the SEC, banking or insurance regulators to be quoted on the OTCBB. As of the date of this filing, the Company has filed all required documentation in order to be listed on the OTCBB and is awaiting final approval on it's filings from the SEC. The Company currently trades in the "Pink Sheets" under the symbol IVOC.

      In April 2000, the Company entered into a non-cancelable lease commitment for office furniture and equipment for it's Matawan, New Jersey facility. The lease calls for 36 equal monthly payments of $2,150.69 plus applicable state sales taxes. The lease, payable to JDR Capital Corporation, has a $1 purchase option and imputed interest rate of 20.78%.

      On April 19, 2000, the Company entered into a letter of intent with an investment banking firm to issue a minimum of $1,000,000 and a maximum of $5,000,000 of 6% convertible debentures, due in one year, on a "best efforts" basis. On May 10, the agreement automatically terminated without penalty and no additional obligations exist under such financing arrangement. This letter of intent expired as of June 30, 2000.

      In June 2000, the Company entered into a non-cancelable lease commitment for computer equipment for it's Matawan, New Jersey facility. The lease calls for 36 equal monthly payments of $1,366.87, which includes applicable state sales taxes. The lease, payable to Fisher-Anderson, LLC, has a $1 purchase option an imputed interest rate of 22.31%.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 4 - COMMON STOCK

      The Company issuance of common stock for the six months ended June 30, 2000 is as follows:

      a) Class A Common Stock

      Class A common stock consists of the following as of June 30, 2000 and December 31, 1999: 150,000,000 and 75,000,000 shares of authorized common stock with a par value of $.01, respectively. Class A stock has voting rights of 1:1 and as of June 30, 2000 and December 31, 1999, 97,650,037 and 54,093,663 shares were issued and outstanding, respectively.

      Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of June 30, 2000 and December 31, 1999, the Company has not paid any dividends on its Common Stock.

      For the six months ended June 30, 2000, the Company issued 456,429 shares of its Class A common stock for services rendered.

      During April 2000, the Company sold 1,240,047 shares of its Class A common stock for approximately $750,000.

      For the six months ended June 30, 2000, the Company issued 30,000 shares of its Class A common stock to its officers as compensation.

      For the six months ended June 30, 2000, options were exercised for 9,179,898 shares of Class A common stock.

      During the six months ended June 30, 2000, the Company issued 50,000 shares of its restricted class A common stock to Corporate Architects, Inc. for the purchase of ThirdCAI, Inc.

      For the six months ended June 30, 2000, the Company issued 2,000,000 shares of Class A common stock for legal settlements.

      On May 2, 2000, 306,000 shares of class B common stock was converted to Class A common stock at a ratio of 100 to 1. 30,600,000 shares of Class A common stock were issued as of June 30, 2000.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 4 - COMMON STOCK (Continued)

      b) Class B Common Stock

      Class B Common Stock consists of 700,000 shares of authorized common stock with no intrinsic value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of June 30, 2000 and December 31, 1999, 394,000 and 700,000 shares were issued and outstanding. Class B common stockholders are not entitled to receive dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

RECENT DEVELOPMENTS

June 30, 2000 Compared to June 30, 1999

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and six months ended June 30, 2000 were $104,371 and $501,719, respectively, as compared to $110,706 and $210,321 for the three and six months ended June 30, 1999, a decrease of ($6,335) and an increase of $291,398 or (5.7%) and 138.5%, respectively. The decrease in the three month period ending June 30 was primarily the result of the Company's focus on matters other than sales, such as additions to Company technical personnel and the Company's compliance with the OTC-BB Eligibility Rule and subsequent delisting from the Over-the-Counter Bulletin Board. The decrease in revenues from the first quarter of 2000 was due to the completion of previously incomplete customer installations and subsequent revenue recognition on those installations in the quarter ending March 31, 2000 which were not available in the current quarter.

Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. The Company recognizes its revenue using the percentage of completion method. The Company determines the expected costs on a particular installation by estimating the hardware costs and anticipated labor hours to configure and install a system. Revenues are then recognized in proportion to the amount of costs incurred as of the reporting date over the total estimated costs anticipated. As of June 30, 2000, in addition to several smaller installation projects, the Company had four (4) contracts for the installation of its products each with a total contract price in excess of $99,000. The progress towards the completion of these contracts on a percentage basis ranges from 10% to 50%. The Company expects these contracts to be fully completed by the end of the fourth quarter reporting period. The Company accepts company checks or Visa/Mastercard.

Gross margin for the three and six months ended June 30, 2000 was $44,246 and $339,917 or 42.3% and 67.8%, respectively, as compared to $48,222 and $89,522 or 43.6% and 42.6% for the three and six months ended June 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communicaitons products. While in the current quarter ending June 30, 2000, the change in gross margin was slightly less due to product mix, the $250,395 increase in gross margin for the six months ended June 30, 2000 from the six months ending June 30, 1999 was primarily due to the recognition of revenues on projects that were not hardware intensive and improved installation and configuration efficiencies.

Operating expenses increased from $159,926 and $235,006 for the three and six months ended June 30, 1999 to $762,835 and $1,349,472 for the three and six months ended June 30, 2000 or an increase of $602,909 and 1,114,466 or 377.0% and 474.2%, respectively. The increases are primarily due to an increase in personnel costs followed by professional fees. Operating expenses for the three and six months ended June 30, include expenses of $98,989 and $108,609, respectively, for research and development costs incurred to develop new products and enhance existing products. These costs were not incurred in the same periods for the prior year. Also included in operating expenses were depreciation and amortization charges of $35,211 and $66,114 for the three and six month periods ending June 30, 2000 versus $797 and $1,595 for the same three and six month periods of 1999. As of June 30, 2000, the Company had 19 full-time employees, two part-time employees and two full-time consulting developers for a total of 23 individuals.

The loss from operations for the three and six months ended June 30, 2000 was $718,589 and $1,009,555 compared to $111,704 and $145,484 for the three and six months ended June 30, 1999, an increase of $606,885 and $864,071, respectively.

Interest expense of $176,969 and $321,219 was incurred for the three and six month period ending June 30, 2000 related to the amortization of debt issue costs and capital lease transactions entered into in the current period. Interest expense was not incurred in the same periods of the prior year.

Net loss for the three and six month period ending June 30, 2000 was $895,558 and $1,330,774 as compared to $111,704 and $145,484 for the three and six months of 1999. The increase in net loss of $783,854 and $1,185,290 was a result of the factors discussed above.

                         Liquidity and Capital Resources

The Company is funding its current operations principally from its operations. However, the Company is operating on a negative cash flow basis and anticipates it will require additional financing during the final quarter of 2000. To achieve the Company's growth potential it will requires additional amounts of capital. There is no assurance that the Company can obtain any such financing on terms that will enable the Company to implement its long-term growth strategy. Accordingly, the Company's viability for the foreseeable future is questionable if additional funding is not obtained. The Company will attempt to obtain such funds through venture capital, or other private or public financing. The Company has started to reduce spending in order to cover day to day operations as best as possible with the current cash flow. However, there can be no assurance that such funds will be available, or if available, the cost of such funds to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGE IN SECURITIES

                                                        Amount of
Date of Transaction           Type of Securities      Securities Sold    Description of the Transaction
------------------------      -------------------     ---------------    ------------------------------

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

                                        iVoice.com, Inc.


                                        By: /s/ Jerome R. Mahoney
                                           -------------------------------------
                                           Jerome R. Mahoney, President