Form 10QSB
period 2000-09-30
IVOICE COM INC /DE
filed 2000-11-13
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number  _________________________

                                 IVOICE.COM, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         52-1750786
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

750 Highway 34
Matawan, NJ                                                        07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code            (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Class A common, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|   NO |_|

Number of shares of Class A, common stock, $.01 par value, outstanding as of
November 7, 2000                                                     101,571,566

                                IVOICE.COM, INC.
                              FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - September 30, 2000 (Unaudited)            1

                 Statements of Operation - For the three months ended September 30, 2000 and 1999 and nine months ended
                 September 30, 2000 and 1999                                2

                 Statements of Cash Flows - For the nine months ended
                 September 30, 2000 and 1999                              3 - 4

                 Notes to the financial statements                        5 - 9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10 - 12

PART II. OTHER INFORMATION

         Item 3. Defaults upon Senior Securities                           13

         Item 6. Exhibits and Reports on Form 8-K                        13 - 15

                                IVOICE.COM, INC.
                                 BALANCE SHEETS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $   123,381
  Accounts receivable, net of allowance for
    doubtful accounts of $25,000                                        236,248
  Inventory                                                              18,875
  Prepaid expenses and other current assets                             105,186
  Debt issue costs                                                      111,291
                                                                    -----------
    Total current assets                                                594,981

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $37,714                                               148,331

OTHER ASSETS
  Software license costs, net of accumulated
    amortization of $136,000                                            408,000
  Deposits and other assets                                              13,900
  Goodwill, net of accumulated amortization of $4,635                   227,401
                                                                    -----------
    Total other assets                                                  649,301
                                                                    -----------

    TOTAL ASSETS                                                    $ 1,392,613
                                                                    ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   382,292
  Obligations under capital leases - current                             26,879
  Due to related parties                                                417,798
  Convertible debentures                                                500,000
                                                                    -----------
    Total current liabilities                                         1,326,969
                                                                    -----------

LONG-TERM DEBT
  Obligation under Capital leases - non-current                          56,602
                                                                    -----------
    Total liabilities                                                 1,383,571
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIENCY
  Common stock, series A - par value $.01; authorized
    150,000,000 shares, 100,822,428
    issued and outstanding                                            1,008,224
  Common stock, series B - no par value; authorized 700,000
    shares;  700,000 shares issued; 364,000 shares outstanding               37
  Additional paid in capital                                          7,175,821
  Accumulated deficit                                                (8,175,040)
                                                                    -----------
    Total stockholders' deficiency                                        9,042
                                                                    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $ 1,392,613
                                                                    ===========

The accompanying notes are an integral part of the financial statement.

                                     IVOICE.COM, INC.
                           STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For  the Three Months Ended     For the Nine Months Ended
                                                               September 30,                   September 30,
                                                        ---------------------------     -----------------------------
                                                           2000            1999            2000              1999
                                                        -----------     -----------     -----------       -----------
SALES, net                                              $   175,343     $   169,099     $   677,062       $   379,420

COST OF SALES                                                70,663          73,521         232,465           194,320
                                                        -----------     -----------     -----------       -----------

GROSS PROFIT                                                104,680          95,578         444,597           185,100
                                                        -----------     -----------     -----------       -----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                         69,960          22,362         323,734            42,934
    General and administrative expenses                     407,501         435,919       1,305,976           627,508
    Research and development                                152,011              --         260,620                --
    Non-recurring expenses                                       --         228,000              --           228,000
    Bad debt expense                                         16,652          10,625          39,152            31,875
    Depreciation and amortization                            39,999          26,403         106,113            27,998
                                                        -----------     -----------     -----------       -----------
Total selling, general and administrative expenses          686,123         723,309       2,035,595           958,315
                                                        -----------     -----------     -----------       -----------

LOSS FROM OPERATIONS                                       (581,443)       (627,731)     (1,590,998)         (773,215)

OTHER EXPENSE
  Interest expense                                          170,767              --         491,986                --
                                                        -----------     -----------     -----------       -----------
Total other expenses                                        170,767              --         491,986                --
                                                        -----------     -----------     -----------       -----------

LOSS BEFORE INCOME TAXES                                   (752,210)       (627,731)     (2,082,984)         (773,215)

PROVISION FOR INCOME TAXES                                       --              --              --                --
                                                        -----------     -----------     -----------       -----------

NET LOSS                                                $  (752,210)    $  (627,731)    $(2,082,984)      $  (773,215)
                                                        ===========     ===========     ===========       ===========

NET LOSS PER COMMON SHARE
  Basic                                                 $     (0.01)    $     (0.01)    $     (0.03)      $     (0.03)
                                                        ===========     ===========     ===========       ===========
  Diluted                                               $     (0.01)    $     (0.01)    $     (0.03)      $     (0.03)
                                                        ===========     ===========     ===========       ===========

The accompanying notes are an integral part of the financial statement.

                                     IVOICE.COM, INC.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the Nine Months Ended
                                                                    September  30,
                                                             -----------------------------
                                                                2000              1999
                                                             -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                   $(2,082,984)      $  (773,215)
  Adjustments to reconcile net loss to net
    cash used in operating activities
  Depreciation and amortization                                  106,113            30,392
  Bad debt expense                                                39,152            31,875
  Amortization of debt issue costs                               432,750                --
  Common stock issued for consulting services                    382,619           288,000
  Common stock issued for compensation                            69,938                --
  Stock options issued as compensation                                --           256,500
  Changes in certain assets and liabilities:
    Accounts receivable                                         (243,674)          (92,271)
    Inventory                                                     (8,735)           (2,500)
    Accounts payable and accrued liabilities                     200,538           (96,039)
    Legal settlement payable                                    (300,000)               --
    Other assets                                                 (66,986)          115,763
                                                             -----------       -----------
Total cash used in operating activities                       (1,471,269)         (241,495)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (112,801)           (1,189)
  Purchase of goodwill                                          (152,355)               --
                                                             -----------       -----------
Total cash used in investing activities                         (265,156)           (1,189)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                       746,000           241,127
  Proceeds from exercise of options on common stock              319,166                --
  Proceeds from officer loans                                    396,798                --
  Prepaid offering and debt issue costs                          (31,500)               --
  Increase in borrowing under capital lease obligations           92,895
  Repayment of notes payable                                      (9,414)               --
  Sale of convertible debentures                                 150,000                --
                                                             -----------       -----------
Total cash provided by financing activities                    1,663,945           241,127
                                                             -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (72,480)           (1,557)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  195,861            71,328
                                                             -----------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $   123,381       $    69,771
                                                             ===========       ===========

CASH PAID DURING THE PERIOD FOR:
  Interest expense                                           $     7,590       $        --
                                                             ===========       ===========
  Income taxes                                               $        --       $        --
                                                             ===========       ===========

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2000:

a) During the nine months ended September 30, 2000, the Company converted a $4,500,000 legal settlement payable into 2,000,000 shares of its class A restricted common stock.

b) During the nine months ended September 30, 2000, the Company issued $150,000 of its 12% convertible debentures exercisable at a 50% conversion price. The 50% conversion discount totaling $150,000 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

c) During the nine months ended September 30, 2000, the Company issued 578,820 shares of its restricted class A common stock for services valued at $415,972.

d) During the nine months ended September 30, 2000, 179,898 of options were exercised at the strike price of $0.1035 per share. These shares were exercised for $18,619 of services performed by the option holder.

e) During the nine months ended September 30, 2000, the Company issued 50,000 shares of its restricted class A common stock to Corporate Architects, Inc. with a value of $46,875 for the purchase of ThirdCAI, Inc.

f) During the nine months ended September 30, 2000, the Company issued 80,000 shares of its restricted class A common stock as compensation valued at $69,938.

SEPTEMBER 30, 1999:

a) During the nine months ended September 30, 1999, the Company issued 2,630,000 shares of its restricted class A common stock for services valued at $288,000.

The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The information contained in the accompanying financial statements for the period ending September 30, 2000 is unaudited, but includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the period.

      The Financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's annual statements and notes. These financial statements should be read in conjunction with the Company's annual financial statement as reported on its Form 10-SB.

      The result of operations for the interim period is not necessarily indicative of the results to be expected for the full year.

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

                                    Three Months Ended              Nine Months Ended
                                       September 30,                  September 30,
                                --------------------------      --------------------------
                                   2000            1999            2000            1999
                                ----------      ----------      ----------      ----------
      Basic and Diluted         99,201,830      52,453,827      79,057,659      30,715,767

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 2 - CONVERTIBLE DEBENTURES

      As of September 30, 2000, convertible debentures consisted of ten notes payable totaling $500,000 bearing interest at 12% per annum payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. We have been advised by several of the debenture holders that we have breached the following terms of the debentures: (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures, (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenture documentation.

NOTE 3 - DUE TO RELATED PARTY

      During the period June 1 through June 8, 2000, Jerome R. Mahoney, our President and Chief Executive Officer, sold 971,000 shares of our common stock under Rule 144 of the Securities Act of 1933, as amended, realizing $396,798 of aggregate proceeds from these sales. On July 24, 2000, Mr. Mahoney loaned us these proceeds pursuant to a loan agreement in order to fund our working capital requirements.

      Under the terms of the loan agreement, we will repay Mr. Mahoney with a number of shares of common stock equal to the number of shares that he sold, plus an additional 262,170 shares of our common stock to reimburse Mr. Mahoney for the income tax he paid upon the sale of his shares of common stock, plus additional shares with a value equal to interest calculated at the prime rate.

      During the period August 24 through September 29, 2000, Mr. Mahoney sold a further 537,000 shares of our common stock under Rule 144 realizing $239,118 of aggregate proceeds from these sales. On November 7, 2000, Mr. Mahoney loaned to us these proceeds pursuant to a second loan agreement to fund our working capital requirements. Under the terms of the loan agreement, we will repay Mr. Mahoney with a number of shares of our common stock equal to the number of shares that he sold, plus an additional 144,990 common stock shares to reimburse him for the income tax he paid upon the sale of his shares, plus additional shares with a value equal to interest calculated at the prime rate.

      As of September 30, 2000 the total outstanding balance to Mr. Mahoney totaled $417,798.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      On May 17, 2000, the Company was de-listed from the Over-the-Counter Bulletin Board (OTCBB) Market System for failure to comply with the Eligibility Rule adopted by the National Association of Securities Dealers
      (NASD) and approved by the Securities and Exchange Commission (SEC) on January 5, 1999. This rule permits only those companies that report their current financial information to the SEC, banking or insurance regulators to be quoted on the OTCBB. On September 27, 2000 the Company the cleared the review and comment process with the Securities and Exchange Commission
      (SEC) and is now a fully reporting entity under Section 12 of the Securities Exchange Act of 1934. Therefore, on October 6, 2000, the Company's common shares were re-listed on the OTCBB market system.

      In April 2000, the Company entered into a non-cancelable lease commitment for office furniture and equipment for its Matawan, New Jersey facility. The lease calls for 36 equal monthly payments of $2,150.69 plus applicable state sales taxes. The lease, payable to JDR Capital Corporation, has a $1 purchase option and imputed interest rate of 20.78%.

      In June 2000, the Company entered into a non-cancelable lease commitment for computer equipment for its Matawan, New Jersey facility. The lease calls for 36 equal monthly payments of $1,366.87, which includes applicable state sales taxes. The lease, payable to Fisher-Anderson, LLC, has a $1 purchase option an imputed interest rate of 22.31%.

NOTE 5 - COMMON STOCK

      The Company issuance of common stock for the nine months ended September 30, 2000 is as follows:

      a)    Class A Common Stock

            Class A common stock consists of the following as of September 30, 2000: 150,000,000 shares of authorized common stock with a par value of $.01. Class A stock has voting rights of 1:1 and as of September 30, 2000, 100,822,428 shares were issued and outstanding.

            Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock.

            For the nine months ended September 30, 2000, the Company issued 578,820 shares of its Class A common stock for services rendered.

            During April 2000, the Company sold 1,240,047 shares of its Class A common stock for approximately $750,000.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK (Continued)

      a)    Class A Common Stock (continued)

            For the nine months ended September 30, 2000, the Company issued 80,000 shares of its Class A common stock to its officers as compensation.

            Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock.

            For the nine months ended September 30, 2000, the Company issued 578,820 shares of its Class A common stock for services rendered.

            During April 2000, the Company sold 1,240,047 shares of its Class A common stock for approximately $750,000.

            For the nine months ended September 30, 2000, options were exercised for 9,179,898 shares of Class A common stock.

            During the nine months ended September 30, 2000, the Company issued 50,000 shares of its restricted class A common stock to Corporate Architects, Inc. for the purchase of ThirdCAI, Inc.

            For the nine months ended September 30, 2000, the Company issued 2,000,000 shares of Class A common stock for legal settlements.

            On May 2, 2000, 306,000 shares of class B common stock was converted to Class A common stock at a ratio of 100 to 1.

            On August 21, 2000, an additional 30,000 shares of class B common stock were converted to Class A common stock at a ratio of 100 to 1. As of September 30, 2000, a total of 33,600,000 shares of Class A common stock were issued upon conversion of class B common stock.

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 5 - COMMON STOCK (Continued)

      b)    Class B Common Stock

            Class B Common Stock consists of 700,000 shares of authorized common stock with no intrinsic value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of September 30, 2000, 700,000 shares were issued; and 364,000 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments

In August 2000, we filed three patent applications and one trademark application with the U.S. Patent and Trademark Office, and in September 2000 we filed an additional trademark application. The titles of the patents are "Voice Activated Voice Operated Copier," "Voice Activated Voice Operational Universal Remote Control" and "Voice Activated Voice Responsive Hear I Am Voice Locator." The trademark applications register the taglines "Our technology speaks for itself" and "Hear I am."

On September 27, 2000 the Company cleared the review and comment process with the Securities and Exchange Commission (SEC) and is now a fully reporting entity under Section 12 of the Securities Exchange Act of 1934. Subsequently, on October 6, 2000, the Company was relisted and continues to be quoted on the Over-the Counter Bulletin Board

On October 13, 2000, in accordance with our obligations under our investment agreement with Swartz Private Equity, LLC, dated August 17, 2000, we registered for sale, 44,100,000 shares of our common stock by filing Form SB-2 with the Securities and Exchange Commission.

Also on October 13, 2000, in conjunction with the registration of the shares under the Swartz agreement, we registered for sale, 500,000 shares of our Class A common stock issued to Lawrence A. Muenz (of which 50,000 shares were issued to Mr. Muenz in a custodial capacity) in consideration for legal services rendered to us by Mr. Muenz.

On November 1, 2000 the holders of our 12% convertible debentures converted $120,000 in debenture principal into 609,138 Class A common shares at $.197 per share in accordance with the conversion terms of the debenture agreement.

September 30, 2000 compared to September 30, 1999

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and nine months ended September 30, 2000 were $175,343 and $677,062, respectively, as compared to $169,099 and $379,420 for the three and nine months ended September 30, 1999, an increase of $6,244 or 3.7% and $297,642 or 78.4%, respectively. On September 22, 2000, the Company's Vice-president of Sales resigned. The Company is aggressively seeking a suitable replacement.

Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. The Company recognizes its revenue using the percentage of completion method. The Company determines the expected costs on a particular installation by estimating the hardware costs and anticipated labor hours to configure and install a system. Revenues are then recognized in proportion to the amount of costs incurred as of the reporting date over the total estimated costs anticipated. As of September 30, 2000, in addition to several smaller installation projects, the Company had two (2) contracts for the installation of its products each with a total contract price in excess of $99,000. The progress towards the completion of these contracts on a percentage basis ranges from 10% to 50%. The Company expects these contracts to be fully completed by the end of the fourth quarter reporting period. The Company accepts company checks or Visa/Mastercard.

Gross margin for the three and nine months ended September 30, 2000 was $104,680 and $444,597 or 59.7% and 65.7%, respectively, as compared to $95,578 and $185,100 or 56.5% and 48.8% for the three and nine months ended September 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communicaitons products. While in the current quarter ending September 30, 2000, the change in gross margin was slightly higher due to product mix, the $259,497 increase in gross margin for the nine months ended September 30, 2000 as compared to the nine months ending September 30, 1999 was primarily attributable to the recognition of revenues on projects that were not hardware intensive and improved installation and configuration efficiencies.

Total operating expenses decreased from $723,309 for the three months ended September 30, 1999 to $686,123 for the three months ended September 30, 2000 due to non-recurring expenses related to the merger of Visual Telephone International, Inc with International Voice Technologies, Inc. in May of 1999 not properly accrued in the second quarter of 1999 and reflected in the three months ending September 30, 1999. These expenses were not incurred in the current quarter. Without these non-recurring expenses, operating expenses for the three months ending September 30, 2000 would have reflected an increase of $190,814 over the same period in the prior year. For the nine months ended September 30, total operating expenses increased by $1,077,280 from $958,315 in 1999 to $2,035,595 in 2000. Excluding the non-recurring charges in 1999, operating expenses increased by $1,305,280. Included in total operating expenses for the three months ending September 30, 2000 and 1999 respectively were payroll expenses of $347,913 versus $104,043, an increase of $243,870 resulting from the addition of technical and sales personnel; personnel recruiting fees of $64,744 versus none in 1999 related to the hiring of additional employees; legal and accounting fees of $36,850 versus $13,739 an increase of $23,111; rent of $35,660 versus $9,360 an increase of $26,300 resulting from the move to larger office facilities in April 2000; and depreciation and amortization charges of $39,999 versus $26,403 and increase of $13,596 related to the amortization of purchased software costs. Total operating expenses classified as research and development include $152,011 and $260,620 for the three and nine months ended September 30, 2000 respectively, incurred to develop new products and enhance existing products. These costs were not incurred in the same periods of 1999.

As of September 30, 2000, the Company had 18 full-time employees, two part-time employees and one consulting developer for a total of 21 individuals. The company is actively pursuing additions to its sales and technical staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three and nine months ended September 30, 2000 was $752,210 and $1,590,998 compared to $627,731 and $773,215 for the three and nine months ended September 30, 1999, an increase of $1,009,555 and $145,484, respectively

Interest expense of $170,767 was incurred for the three month period ending September 30, 2000. This amount includes 12% interest on $500,000 in outstanding debentures, interest at the prime lending rate of 9.5% on officer loans, amortization of debt issue costs, and interest on capital leases. For the nine month period ending September 30, 2000 interest totalled $491,986. Interest expense was not incurred in the same periods of the prior year.

Net loss for the three and nine month period ending September 30, 2000 was $752,210 and $2,082,984 as compared to $627,731 and $773,215 for the three and nine months of 1999. The increase in net loss of $124,479 and $1,309,769 was a result of the factors discussed above.

Liquidity and Capital Resources

We are funding our current operations principally from loans from our principal stockholder that in the aggregate, amount to $656,916. We are operating on a negative cash flow basis and anticipate that we will require additional financing during the final quarter of 2000. To achieve our growth potential we will require additional amounts of capital.

On August 17, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our Class A common stock from time to time for up to an aggregate of $20 million. This amount will be increased to $40 million if our shares are quoted on the Nasdaq SmallCap Market or National Market and if the lowest closing price of our common stock for the 15 trading days immediately preceding listing is at least $2.50. The investment agreement will be effective for a maximum of three years following the effective date of the registration statement filed on form SB-2 on October 13, 2000. As of the date of this filing, the registration statement has not yet been determined to be effective by the SEC.

This financing allows iVoice to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and iVoice may set a floor price for the shares at the Company's discretion.

There is no assurance that this financing arrangement will enable us to implement our long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement is not obtained.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of September 30, 2000 convertible debentures consisted of ten notes payable totaling $500,000 bearing interest at 12% per annum payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. We have been advised by several of the debenture holders that we have breached the following terms of the debentures: (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures, (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenuture documentation. The Company is in discussions with the debenture holders attempting to resolve these issues in a mutually favorable manner. However, it is uncertain whether the Company will be able to reach an agreement under terms favorable to iVoice.

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

                                iVoice.com, Inc.


                            By: /s/ Jerome R. Mahoney
                                ----------------------------
                                Jerome R. Mahoney, President