Form 10KSB
period 2000-12-31
IVOICE COM INC /DE
filed 2001-04-02
CIK 1105064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                iVoice.com, Inc.
                 (Name of small business issuer in its charter)

             Delaware                                          52-1750786
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

       750 Highway 34, Matawan, NJ                                07747
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Class A Common $.01 Par Value

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $723,046

As of March 16, 2001, the registrant had 107,586,548 shares of Class A, $.01 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $7,499,847.

As of March 16, 2001, the registrant had 364,000 shares of Class B, $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-KSB is hereby incorporated by reference to the Definitive Proxy or Definitive Information Statement issued by the Company for the Notice of the Annual Meeting of Shareholders.

                                     PART I

Item 1. Description of business
Item 2. Description of property
Item 3. Legal proceedings

                                     PART II

Item 5. Market for common equity and related stockholder matters
Item 6. Management's discussion and analysis or plan of operations
Item 7. Financial statements
Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

                                    PART III

Item 13.Exhibits and reports on Form 8-K

                                     PART I

Item 1. Description of Business.

Background

      Our current corporate configuration is the result of a number of separate transactions over the past several years.

      On February 26, 1996, Select Resources, Inc., a publicly held Delaware company, and three of its principal stockholders entered into a stock exchange agreement with Visual Telephone of New Jersey, Inc., a privately held New Jersey corporation, and its two stockholders pursuant to which Select Resources acquired all of the outstanding shares of Visual Telephone and spun-off Select Housing Associates, Inc., its wholly owned subsidiary. The aim of this agreement was to provide for a more profitable business direction for Select Resources. Pursuant to the agreement, Select Resources agreed to issue 5,611,000 shares of its capital stock to one of the two stockholders of Visual Telephone and to transfer one-half of the shares of Select Housing Associates to the other stockholder of Visual Telephone, namely Joel Beagelman, in return for all of the outstanding shares of Visual Telephone. In addition, Select Resources transferred the other half of the shares of Select Housing Associates to Gary W. Pomeroy and Brad W. Pomeroy, two of Select Resources' three principal stockholders, in return for the cancellation of 1,111,000 shares of common stock of Select Resources owned by them. At the time of the stock exchange agreement, Mr. Beagelman, Gary W. Pomeroy and Brad W. Pomeroy were directors of Select Resources. On February 26, 1996, the stock exchange agreement was approved by the consent of stockholders a majority of the outstanding shares of common stock of Select Resources. Visual Telephone then merged into Select Resources, which changed its name to that of the subsidiary.

      In July 1996, Visual Telephone acquired 100% of the outstanding common shares of Communications Research Inc., or "CRI," for $50,000 in cash, $150,000 in notes and 1,000,000 shares of Visual Telephone. CRI designs, develops, sells, and supports PC-based communication systems that transmit data, voice and full-motion video.

      On May 21, 1999, International Voice Technologies, Corp., a Delaware corporation, merged with and into Visual Telephone (which in the interim had changed its name to Visual Telephone International, Inc.), with Visual Telephone surviving. Simultaneous with the merger, Visual Telephone changed its name to iVoice.com, Inc., and it was planned that Visual Telephone would spin off CRI prior to the merger with International Voice Technologies. Our current business is essentially that of International Voice Technologies, and this merger was aimed at giving that business better access to the capital markets by merging it into a public company. In addition, we changed our OTC Bulletin Board trading symbol to "IVOC."

      In consideration for the merger with International Voice Technologies, Jerome R. Mahoney, the sole stockholder of International Voice Technologies, received 10,000,000 shares of our Class A common stock and 700,000 shares of our Class B common stock. In addition, the two controlling stockholders of Visual Telephone sold 300,000 shares of Class B common stock to Mr. Mahoney and concurrently canceled a total of 2,000,000 shares of their Class A common stock. The consulting firm of Toby Investments was awarded 2,000,000 shares of common stock for consulting services on the transaction. The agreement also provided that certain of the assets of Visual Telephone would be transferred to Visual Telephone's wholly owned subsidiary, CRI. The merger was accounted for in its financial statements as a public shell merger. In a public shell merger the stockholders of the operating company, in this case International Voice Technologies, become the majority owners of the shell company, in this case Visual Telephone, and the stockholders of Visual Telephone, the public shell company, become minority stockholders in International Voice Technologies, the operating company.

      As for the CRI spin-off, on September 18, 2000 CRI filed a registration statement to provide for the distribution of its shares to Visual Telephone's stockholders as of May 21, 1999. Visual Telephone's stockholders are to receive one CRI share for every four shares owned in Visual Telephone. The principal stockholders, officers and directors of Visual Telephone were Carl Ceragno and Joel Beagelman. Mr. Ceragno remained with CRI as its President and Mr. Beagelman entered into a consulting agreement with us.

      On April 24, 2000, we entered into an agreement and plan of reorganization with all the stockholders ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, all the issued and outstanding shares of ThirdCAI were acquired by iVoice in exchange for $150,000, and a finder's fee paid to Corporate Architect, Inc.,consisting of 50,000 shares of our Class A voting common stock and ThirdCAI was merged into iVoice. The purpose of this transaction was to become a reporting company under the Securities Exchange Act of 1934, to comply with the new "eligibility rule" adopted by the National Association of Securities Dealers, Inc., or "NASD," as only reporting companies could continue to have stock quoted on the OTC Bulletin Board.

      We design, manufacture, and market voice and computer communications systems for businesses and corporate departments having between 2 and 20,000 telephones. Among our products are interactive voice response products that allow information in PC databases to be accessed from a standard touch-tone telephone using a telephone keypad or voice commands. We sell our products directly to end-users through dealer and reseller channels, as well as through original equipment manufacture, or "OEM," agreements with telecommunication and networking companies.

      Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOC."

Our Business

      We design, manufacture, and market innovative voice and computer telephony communications systems for businesses and corporate departments with between 2 and 20,000 telephones. Our software products enable our customers to communicate more effectively by integrating their traditional office telephone systems with voice mail, automated attendant, and interactive voice response, or "IVR," functions. We provide IVR products that allow information in PC databases to be accessed from a standard touch-tone telephone using speech or the telephone keypad. Our products are designed to be "people oriented," with features that can be readily used without special training or manuals. Our principal products, Speech-enabled Auto Attendant, iVoice Voice Mail Unified Messaging, and iVoice IVR, incorporate this philosophy. We also design, market, and support voice recognition products. We sell our products directly to end-users via our direct sales force and through dealer and reseller channels, as well as through agreements with original-equipment manufacturers, or "OEMs," who incorporate our products into a final assembled product or system.

Products and Services

      Our products use standard open-architecture PC platforms and Microsoft Windows NT Server and Workstation operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. Furthermore, we use standard PC-related hardware components in our products, in part to limit our need to manufacture components. Our manufacturing operations consist of final assembly and quality-control testing of materials, subassemblies, and systems. We obtain from suppliers components such as PCs, circuit boards, application cards, faxboards, and voiceboards.

      Our flagship product is iVoice IVR, an application generator that allows full connectivity to the most popular databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, DBase, Btrieve, and Paradox, or to standard text files. iVoice IVR can be used to read information from, and write information to, databases, as well as query databases and return information. iVoice IVR performs over 40 different customizable commands. Properties can be set up for each command, as if the commands were being executed manually. iVoice IVR links a phone system to a database to provide customers with 24-hour immediate access to account information, via telephone. With iVoice IVR, polished IVR applications are quick and easy to install. No knowledge of computer programming and minimal database knowledge is needed. iVoice IVR will execute any created application when a caller dials in. Using DTMF (touch-tone telephones) or speech activation allows callers to interact with the system. Advanced database technology permits reading, writing, appending, searching and seeking database information. A user can record product inventory, set up games, keep a record of patients or customers, and perform limitless other applications. The advanced, innovative technology, backed by a simple, easy-to-use drag-and-drop interface, makes writing applications simple.

      The iVoice IVR also incorporates an Internet access tool, which can be either connected to the IVR system or run as a standalone. This IVR system also has a graphical user interface and provides for Internet access to the system. Once logged onto the Internet, a user can gain access to the IRV system by clicking on a hypertext link for the user's browser. Upon entering the IVR system, the response prompts are in text form rather than voice form. The user can enter selections and get information by clicking on icons or choosing items from menus. Some of the Internet applications available are order processing and transactions, database integration, questions and queries, account status, delivery information, funds transfer, and claims information.

      The following is a list of Speech-enabled applications which the Company has developed and are available for sale

            iVoice IVR (Interactive Voice Response). Enables a caller to obtain requested information in voice form from a local or non-local database. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also know as Audio Text) to more complex interactive exchanges such as querying a database for information.

            Speech Enabled Auto Attendant. Any business can improve and speed up service for its customers by enabling them to reach the desired contact person or department by simply saying the appropriate name. Our speech recognition system is extremely accurate and reliable. Callers no longer need to punch in letters on a telephone keypad.

            Unified Messaging. This is a unified inbox application for Windows NT auto attendant/voice mail system and Windows NT IVR system. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop PC or the telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a Web Browser. E-mail can also be retrieved over the phone, using text-to-speech, and responded to with a voice message including directed to a fax machine.

            iVoiceMail. This allows a caller to store voice messages and reply via the computer. This method provides the caller to conduct a dialogue with another person without having to be on the same line at the same time. As with most voice mail systems, the caller can record, store and delete messages and direct messages to multiple subscribers.

            iVoice Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a variety of sources including, but not limited to, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes to be used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer software running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

            iVoice Speech Directory allows employees to pick up their phone, say the name of a co-worker they wish to speak to, and the Speech Directory will transfer the call. Just by speaking the person's name, the Speech Directory can also return an internal pager number, cell numbers and email listings through a voice activated telephony directory.

            Interactive Voice Response/Web Applications. Using the Internet to access the IVR system, you "DIAL" the system by clicking on a hypertext link from your browser. The system responds the same way, except in text form, and not the normal voice prompt. You may enter selections and get information by clicking on icons or choosing items from menus.

      We are currently focusing on upgrading and enhancing existing products, with the aim of adding to some products, a full toolkit that would enable natural language recognition allowing the systems to understand spoken sentences rather than just single words. We are also developing iVoice Name Dialer for use with ordinary voice modems which expect to be available for distribution in Spring 2001

Marketing

      Our marketing strategy is to emphasize to our potential customers that our products are user-friendly PC-based processing applications that offer integrated access to a broad range of communication avenues with other people and information sources. Our strategy is built around the following basic elements:

            Emphasize software, not hardware. We concentrate our developing software that meets our clients' needs, rather than on designing or modifying hardware. This allows us to create the most value from our products.

            Use of standard, Microsoft NT-based architecture, open systems and hardware. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

            Focus on businesses and corporate departments having between two and 20,000 telephones. Our products are designed for use by businesses and corporate departments with between two and 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer these organizations, features offered by large, proprietary call processing systems, but at a more affordable price.

            Develop user-friendly products. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. One example of this user-oriented philosophy is exhibited in our voicemail product. iVoiceMail has user prompts that encourage conversation between callers and subscriber and uses simplified screens and menus for ease of installation.

            Minimize distribution overhead. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

      Currently we make 90% of our sales through direct sales and 10% through our dealer channel. We aim to increase our distributor sales network to gain widespread market penetration. We also intend to expand product awareness by displaying the products at shows and conventions and in industry literature.

New Products

      In January 2001, we introduced the iVoice Speech Directory, an ideal solution for large organizations, colleges, universities and hospitals, which have multiple locations or other complex facility structures. Users of the iVoice Speech Directory simply pick up the telephone and speak the name of the person or the department they wish to contact and the system will transfer the user to their co-workers extension. Additionally, the Speech Directory can provide the person or department's extension, voicemail, cell phone or email address through a voice activated telephony directory.

      Also in January 2001, we introduced the iVoice Name Dialer. The Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a users' contact management software such as Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through our software, into a set of phonemes to be used for voice recognition. When the user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer software running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

      In addition to these released products, we are currently developing the following new products, which we expect to release in 2001:

            iVoice ACD (Automatic Call Distribution) call-center applications provide advanced automatic distribution of incoming calls and other interactions for contact centers and e-businesses. In addition to telephone calls, iVoice ACD can also queue and distribute text chats, e-mails, and other Web-based interactions using the same routing procedure used for telephone calls.

            iVoice PBX (Private Branch Exchange) can act as the entire phone system for many organizations. The iVoice PBX will provide all the useful functionality of a traditional PBX, including call transfers (blind and consult), conference calls (up to 32 participants with a dedicated conference board), call park, and call pickup. Users can perform call control operations from their handsets or from the graphical software phone.

Fee Structure

      We generally require customers to pay 50% down on any product purchased, with the balance due when installation has been completed. We accept company checks or Visa/Mastercard.

Sales by Geographic Area

      Approximately 70% of our revenues are derived from customers located in the northeast U.S.; the remaining 30% are from customers located elsewhere in the continental U.S.

Competition

      The call-processing industry is highly competitive. Given added competition in the form of businesses that have recently entered this market and strengthened competition in the form of merged competitors, we believe that the competitive pressures we face will only intensify. Competition means the necessity to add new features to existing products as well as pressure to lower prices and profit margins.

      Currently, our principal competitors fall into two categories:

      Telephone equipment manufacturers that offer their own call-processing systems or offer their systems as private labels. These competitors include Lucent Technologies, Inc., Nortel Networks Corp., and Toshiba America Information Systems, Inc.

      Independent call-processing system manufactures whose products integrate with multiple telephone systems and are based on PC-based products like ours (Applied Voice Technologies Inc., Microlog Corporation, and Active Voice Corporation).

Suppliers

      Our suppliers include Dialogic Corporation (an Intel company) and Bicom, Inc., for voiceboards, and iTox, Inc., Amer.com, Inc. and Ingram-Micro, Inc., for computer components. Since our products are based and run on standard PC architecture, the Company does not rely on any one specific supplier for its system components.

Customers

      For the year ended December 31, 2000, one customer represented over 19% of our total revenues.

      The Company's revenues for the year ending December 31, 2000 include $140,950 from Celpage, Inc. The total amount of the contract dated February 9, 2000 totaled $288,175 for the installation of a 196 port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. To date, the Company has received $42,800 for the installation of 24 ports, which included all database development costs necessary for the entire installation. Celpage has refused to accept the remaining ports citing a shortfall in their projected subscriber base. The Company's balance sheet at December 31, 2000 reflects accounts receivable of $245,375 and deferred revenues of $147,225 related to this installation. The Company has made attempts to complete the remaining installation by offering incentives in the form of price reductions however, the customer has refused. The matter has been forwarded to litigation counsel as we may be forced to seek redress in the courts to recover the balance of the contract.

Patents

      In August 2000, we filed three patent applications and one trademark application with the U.S. Patent and Trademark Office, and in September 2000, we filed a further trademark application. The titles of the patents are "Voice Activated Voice Operated Copier," "Voice Activated Voice Operational Universal Remote Control" and "Voice Activated Voice Responsive Hear I Am Voice Locator." The trademark applications register the taglines "Our technology speaks for itself" and "Hear I am."

      In January 2001, we filed a fourth patent application for the iVoice Name Dialer. It is the Company's intention to consciously consider seeking patent protection on future developed speech-enabled applications.

Government Regulation

      The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

Research and Development

      Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We are concentrating on improving the technology through ease of use and increased reliability. Prior to 2000, we conducted no research and development. During the first and second quarter of 2000, we began hiring qualified technical personnel to strengthen our product line and maintain a competitive edge. In 2000, research and development expenditures consisted of $406,106 in salaries and wages to the Company's technical staff and $17,361 for technical hardware supplies, software tool-kits and technical publications.

Licenses

      We have a licensing agreement with Nuance Communications, Inc. to resell their natural language toolkit. Natural language software allows a system to understand spoken language rather than just simple words, and incorporating this toolkit in an iVoice IVR allows users to engage in a question-and-response dialog by telephone, which shortens the time it takes to process calls. This license includes the right to grant sublicenses to end-users. We also have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license with Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers. We also have non-exclusive license agreements with Lernout & Hauspie Speech Products and Fonix Corporation, each of which allows us to incorporate their text-to-speech software into our applications so clients can listen to e-mail messages from any telephone.

Employees

      As of December 31, 2000, we employed 21 individuals, consisting of 18 full-time employees, 3 part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements.

Reports to Security Holders

      The Company is a "reporting company" under the Exchange Act of 1934 and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, filesreports on Form 8-K.

      The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

Item 2. Description of Property.

      The Company does not own any real property for use in its operations or otherwise.

      On March 15, 2000 the Company entered into a lease for approximately 8,000 square feet of office space to house its corporate headquarters and research facilities. The office is located at 750 Highway 34, Matawan, New Jersey 07747. The term of the lease is for two years with a monthly rental of $11,000.

      On May 21, 1999 the Company also entered into a lease for 1,500 square feet for one and one half years from Mejor Angora, L.L.C., at 282 Grand Avenue, Englewood, New Jersey at an annual rental of $19,800 per year with certain escalations. The Company vacated this space on December 28, 2000 and continues to pay for its share of the remaining lease through October 2001 in the amount of $1,990 per month.

      The Company believes that its current facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings.

      We have been named a defendant in a lawsuit brought about by Communication Research, Inc., ("CRI") In this lawsuit, CRI makes claims against us of constructive eviction, trespass, breach of contract, conversion, interference with economic relations, and quantum merit. We have been vigorously defending this suit and we believe that we will prevail in the case, and in any event, the outcome will not have a material adverse effect on our business.

      We have been named defendant in a lawsuit brought by Fisher Scientific International, Inc. filed April 11, 2000. In this lawsuit, Fisher makes claims against International Voice Technologies, Inc., ("IVT") a company of which we the successor (see "Description of Business--Background"), of breach of contract, fraudulent misrepresentation, and breach of implied warranty of merchantability for failure of a voicemail system sold to Fisher by IVT to perform to operate as represented. This suit calls for compensatory damages of $17,999 plus reasonable internal costs associated with the assistance of the voicemail installation and punitive damages of $20,000. On February 20, 2001, this case was dismissed in arbitration with no amount being awarded.

      We have been named defendant in a lawsuit brought by Lorelei Personnel, Inc. filed October 26, 2000. In this lawsuit, Lorelei makes claim for non-payment of $6,000 for placement services performed by Lorelei. The candidate placed by Lorelei was dismissed within 30 days of hiring for lack of performance. Additionally, Lorelei failed to provide the terms in which they were to be compensated for their services and we intend to vigorously defend. this suit. We have not accrued any amounts with respect to this lawsuit, and believe the outcome would not have a material adverse effect on our business.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is quoted on the OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                                        High                Low
                                        ----                ---
        1999

        First Quarter (1)                    --                  --
        Second Quarter (1)              $0.6875             $0.3200
        Third Quarter                   $0.3300             $0.1250
        Fourth Quarter                  $0.3400             $0.1250

        2000

        First Quarter                   $5.9375             $0.2900
        Second Quarter                  $2.2812             $0.3438
        Third Quarter                   $0.7031             $0.3281
        Fourth Quarter                  $0.4900             $0.0950

      (1) Trading prices are only available for the period commencing May 28, 1999.

Holders of Common Equity.

      As of December 31, 2000, the number of record holders of our common shares was approximately 344.

Dividend Information.

      To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. [See Forward Looking Statements and Cautionary Factors.]

      This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Plan of Operation.

      In the next twelve months, the Company expects to experience an increase in sales volume based upon its efforts in developing agreements with telephony dealers, distributors and OEM manufactures, and an increase in demand for speech-enabled telephony products. The Company also anticipates an improved profit margins resulting from an 8% drop in the overall hardware cost of a basic turnkey Auto Attendant system.

      The Company expects its Research & Development efforts will produce better product reliability and added features to existing products available for sale and complete current development projects in the next several months.

      The Company intends to hire additional personnel in the next twelve months particularly in the sales department subject to budgetary permissibility.

December 31, 2000 compared to December 31, 1999

      Sales for the year ended December 31, 2000 were $723,046, a decrease of $53,727 or 6.9% over the prior year's sales of $776,773. The decrease was a result of $128,150 in unrecognized revenues on the installation of an Integrated Voice Response system, at a single customers location discussed in Item 1 of this filing, which was expected to be completed in the current year but remains deferred due to the customer's refusal to accept the balance of their installation contract. Additionally, in the fourth quarter of the current year, the Company focused its efforts on developing distribution relationships with telephony dealers and OEM manufacturers with intentions of promoting and reselling the Company's Speech-enabled Auto Attendant. Under the non-binding agreements, these dealers may use and install the Auto Attendant, for their own internal use as demonstration of the product, free of iVoice licensing fees, provided the introductory greeting clearly states that the caller is being answered by an iVoice product. For a period of one (1) year from date of the agreement, if the dealer sells at least one iVoice product, the dealer can continue to use the Auto Attendant free of charge, otherwise the dealer will purchase the product license to continue to use the Auto Attendant or return the product. We feel confident the evaluation and acceptance of iVoice products by these telephony dealers will enable the Company to leverage existing telephony distribution channels and produce desired revenue results in the near future.

      The Company's gross profit for the year ended December 31, 2000 decreased $76,305 or 15.4% compared to December 31, 1999, to $420,151 from $496,456 in
1999. The Company's gross margin percentage for the twelve months ended December 31, 2000 was 58.1% versus 63.9% for the prior year. This represents a 9% decrease over the gross profit percentage recorded for the same prior year period. This decrease is a result of constant labor costs allocated to cost of goods sold relative to lower revenues in the current year.

      Operating expenses decreased from $6,514,361 for the year ended December 31, 1999 to $2,678,310 for the year ended December 31, 2000 or an decrease of $3,836,051 or 58.9%. The prior year included non-recurring expenses totaling $5,028,000, which consisted of a $4,800,000 legal settlement charge and $228,000 in merger costs which were not incurred in the current year. Excluding the non-recurring expenses of the prior year, operating expenses reflects an increase of $1,191,949 or 80.2% versus the same period of the prior year. This increase was the result of $423,467 in research & development costs not incurred in 1999 and an increase in general & administrative expenses of $484,412 and an increase in selling expenses of $202,565. The predominant increase in each of these categories overall was an increase in payroll and employee benefit costs.

      The net loss from operations for the year ending December 31, 2000 was $2,258,159 compared to $6,017,905 for the year ended December 31, 1999. This decrease of $3,836,051 was a result of the factors discussed above.

      Other expense, comprised only of interest expense, increased $596,761 to $633,220 in the year ended December 31, 2000 compared to $36,459 in 1999. The year ended December 31, 2000 reflects interest and discount amortization on the Company's 12% convertible debentures which were outstanding for most of the year 2000 and were only partially outstanding in the fourth quarter if the prior year.

Liquidity and Capital Resources

      On August 17, 2000, we entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles us to issue and sell our Class A common stock from time to time for up to an aggregate of $20 million. This amount will be increased to $40 million if our shares are quoted on the Nasdaq SmallCap Market or National Market and if the lowest closing price of our common stock for the 15 trading days immediately preceding listing is at least $2.50. The investment agreement is effective for a maximum of three years from the effective date of the registration statement filed on Form SB-2.

      This financing allows us to issue common stock at our discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and iVoice may set a floor price for the shares at our discretion.

      Additionally, we also fund our operations from time to time from loans from our principal stockholder that in the aggregate, amounted to $648,078 at December 31, 2000.

      We are operating on a negative cash flow basis and anticipate that we will require ongoing financing using the Swartz financing, alternative financing and/or loans from our principal shareholder. There is no assurance that either of these financing arrangements will enable us to meet our operating funding requirements. Accordingly, our sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement is not obtained, or if our principal shareholder does not loan any additional funds to the Company to meet our obligations.

Forward Looking Statements and Cautionary Factors

Certain statements in this report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", "the Company believes" and other phrases of similar meaning. These forward-looking statements are based on the Company's current expectations. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

We may need additional financing sooner than anticipated.

      Based on our potential rate of cash operating expenditures and our current plans, the proceeds of our investment agreement with Swartz Private Equity, LLC may constitute our principal source of financing. However, our ability to raise funds under the investment agreement is subject to certain conditions. These include the continuing effectiveness of a registration statement covering the resale of the shares sold under the investment agreement and a limitation on the number of shares we may issue based on the volume of trading in the common stock. We may be unable to satisfy one or more of these conditions.

We have a history of losses, expect to encounter future losses and may not achieve or sustain profitability.

      To date, we have incurred significant losses. As of December 31, 2000, our accumulated deficit was $8,983,435. For year ending December 31, 2000, we incurred a net loss of $2,891,379, and for the previous fiscal year ending December 31, 1999, we incurred a net loss of $6,054,364. We will incur operating losses in the future until sales of our voice-recognition systems exceeds our administrative and research-and-development costs. This may never happen.

Our accountants have expressed substantial doubt about our ability to continue as an operating concern.

      In connection with the reports on our consolidated financial statements for the year ending December 31, 2000 and 1999, our independent certified public accountants expressed substantial doubt about our ability to continue operating as a going concern. Their doubt was based on our low levels of cash, our negative working capital, and our failure to establish a source of revenues sufficient to cover our operating costs. We may receive a similar opinion in connection with the next audit of our financial statements.

                                 Our Operations

We have a limited operating history.

      We did not begin our voice-recognition business until December 1997. Accordingly, we have a limited operating history on which to base your evaluation of our business and prospects.

The voice-recognition business is in its infancy.

      Our prospects are subject to the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

            substantial delays and expenses related to testing and developing of our new products;

            marketing and distribution problems encountered in connection with our new and existing products and technologies;

            competition from larger and more established companies;

            delays in reaching our marketing goals;

            difficulty in recruiting qualified employees for management and other positions;

            lack of sufficient customers, revenues and cash flow; and

            limited financial resources.

      We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

      Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

            the timing of sales of our products and services, particularly given that we depend on a relatively small number of large orders;

            the timing of product implementation, particularly large design projects;

            unexpected delays in introducing new products and services;

            increased expenses, whether related to sales and marketing, product development, or administration;

            deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

            the mix of product license and services revenue; and

            costs related to possible acquisitions of technology or businesses.

We may fail to develop new products, or may incur unexpected expenses or delays.

      Although we currently have available for sale fully developed products, we are also developing various products and technologies and will rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we may be able to license some of our technologies in their current stage of development, we cannot assure that we will be able to do so.

Our technologies and products could contain defects.

      Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages.

We face significant competition.

      The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do. For example, Nuance Communications, Inc., is recognized by industry analysts as the market leader. Customers of Nuance include American Airlines, Bell Atlantic, Charles Schwab, Sears and UPS. Nuance offers products through industry partners, platform providers, and value-added resellers around the world. Corporate investors in Nuance include Cisco Systems, Intel, Motorola, SAIC, Siebel Systems, SRI International, Sun Microsystems, and Visa International.

We may be unable to protect our trademarks and proprietary rights.

      To succeed, we will need to protect our intellectual property rights. We have filed four patent applications and two trademark applications, but those applications may not be approved. To maintain the confidentiality of our trade secrets, we require our employees, consultants, and distributors to enter into confidentiality agreements, but these agreements afford us only limited protection and can be time-consuming and expensive to obtain and maintain. Monitoring for unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will be effective to prevent unauthorized use. We may have to litigate to enforce our trade secrets; such lawsuits, regardless of their merits, would likely be time consuming and expensive and would divert management's time and attention away from our business.

We may unintentionally infringe on the proprietary rights of others.

      In the software industry currently, many lawsuits are being brought alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the voice-recognition area. Although we do not believe that we are infringing any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling products or services. We may also be forced to enter into costly and burdensome royalty and licensing agreements.

We may be unable to obtain component products from our vendors.

      We purchase major components of our products from outside suppliers. At any given time we may find ourselves unable to obtain those components, which could prevent is from meeting customer demand.

We may be unable to attract and retain qualified employees, and we depend upon key employees.

      Our future success depends on our finding, hiring, training, motivating, and retaining highly qualified technical, managerial, and other personnel, but we may not be able to meet our needs in this regard, given the considerable competition for qualified employees. If we lose the services of any of our executive officers or other key employees, our business could suffer.

We may be unable to manage our significant growth.

      We intend to continue to expand our business operations significantly. Such growth would require us to expand our management, operational, financial, and human resources systems and could strain the capacity of our current management team.

                                 Our Securities

We do not expect to pay dividends in the foreseeable future.

      We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

Our stock price is volatile.

      The market price of our common stock has been and is likely to continue to be volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts, overall equity market conditions, or other events or factors. Because our stock is more volatile than the market as a whole, our stock is likely to be disproportionately harmed by factors that significantly harm the market, such as economic turmoil or political uncertainty, even if those factors do not relate to our business. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs and would divert management's attention and resources.

Trading in our common stock may be limited.

      Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is not, however, an exchange, and trading in securities on the OTC Bulletin Board is often more sporadic than trading in securities listed on an exchange or NASDAQ. Consequently, you may have difficulty reselling any shares that you purchase from the selling stockholders.

Because "penny stock" rules apply to trading in our common stock, you may find it difficult to sell the shares you purchase in this offering.

      Our common stock is a "penny stock," as it is not listed on an exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the penny stock rules may make it difficult for you to sell your shares of our stock.

One of our officers and directors controls a significant percentage of our common stock.

      As of December 31, 2001, Jerome R. Mahoney, our President and Chief Executive Officer, owned approximately 54.4% of our outstanding common stock on a fully-diluted basis. Mr. Mahoney is able to significantly influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

Future sales of our common stock could cause our stock price to decline.

      The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2000, 60,322,138 shares of our common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market in 2001.

Issuance of our reserved shares of common stock may significantly dilute the equity interest of existing stockholders.

      We have reserved for issuance shares of our common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding or that may be granted in the future (including those that we grant to Swartz Private Equity, LLC). Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our common stock. As of December 31, 2000, we had 46,800,000 shares of common stock reserved for possible future issuance.

      Under our investment agreement, the number of shares of common stock issued to Swartz is based on a formula tied to the market price of our common stock prior to a put notice. The lower the average trading price of our common stock at the time of a draw down, the greater the number of shares of our common stock that will be issued. Accordingly, this causes a greater risk of dilution. The perceived risk of dilution may cause Swartz, as well as other stockholders, to sell their shares, which could have a depressive effect on the price of our common stock.

We issued 12% senior convertible debentures on terms that may dilute significantly your ownership interest.

      During the fourth quarter of 1999 and the first quarter of 2000, we issued an aggregate principal amount of $500,000 of 12% senior convertible debentures. These debentures are convertible into shares of our common stock at any time, in whole or in part, at the election of the holder, at a conversion price equal to 50% of the average of the bid price during the 20 trading days immediately preceding a conversion date, which period may be extended upon the occurrence of certain events. As of March 1, 2001 the debenture holders have converted $213,000 of debenture principal and $6,559 of interest into 1,905,048 shares of our class A common stock. At March 1, 2001, the remaining outstanding principal balance and unpaid interest amounted to $287,000 and $59,387 respectively. As a result, the lower the stock price at the time the remaining holders convert, the more common shares the holders will receive upon conversion. If the debenture holders were to fully convert the 12% senior convertible debentures plus unpaid interest into common stock on March 1, 2001, approximately 2,200,000 additional shares of common stock would be issued.

We are in breach of obligations relating to our 12% senior convertible debentures.

Holders of our 12% senior convertible debentures have told us that we have breached a number of the terms of the debentures and the related registration rights agreement and security agreement. Breach of the terms of the debentures could result in the following: (1) a 20% increase in the principal amount of the debentures; (2) an increase in the debentures' annual interest rate to 15% commencing seven days after the date of default through the date that the debentures are converted or repaid; and (3) the debentures immediately becoming due in full. Additionally, we have not registered the shares issuable upon conversion of the debentures. This could result in our being required to pay liquidated damages of 2.5% per month of the principal amount of the debentures from November 7, 1999, the date on which we were required to register the shares. We are in discussions with the debenture holders with a view to arranging a settlement of this matter. If, however, we are unable to do so, we may be forced to pay the debenture holders amounts substantially in excess of our original obligations under the debentures.

Item 7. Financial Statements.

      The financial statements and notes thereto, together with the report thereon of Mendlowitz Weitsen, LLP. (the Company's accountants) dated March 2, 2001, included elsewhere in this report, are incorporated by reference in answer to this Item 7 and are attached below the signature page of this filing.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On February 9, 2001, the Company dismissed Merdinger, Fruchter, Rosen & Corso ("MFR&C") as its independent accountants. The dismissal was approved by the Company's Board of Directors. The reports of MFR&C on the Company's financial statements for past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

      On February 9, 2001, the Company retained the firm of Mendlowitz Weitsen, LLP as its new independant accountants. During the Company's two most recent fiscal years and through February 9, 2001, the Company did not consult with Mendlowitz Weitsen, LLP, on any accounting, auditing, financial reporting or any other matters.

                                    Part III

Item 13. Exhibits and Reports on Form 8-K.

a. Exhibits

            No.   Description
            ---   -----------

            2 Plan of Agreement and Reorganization between iVoice and ThirdCAI (1)

            3.1 Certificate of incorporation of Del Enterprises, Inc., filed October 20, 1989. (2)

            3.2 Certificate of amendment to the certificate of incorporation of Del Enterprises, Inc., filed March 14, 2000. (2)

            3.3 Certificate of merger of International Voice Technologies, Inc. into Visual Telephone International, Inc., filed May 21, 1999. (2)

            3.4 Certificate of amendment to the certificate of incorporation of iVoice.com, Inc., filed April 27, 2000. (2)

            3.5   Bylaws of Del Enterprises, Inc. (2)

            4.1 Debenture No.1 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.2 Debenture No. 2 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999. (2)

            4.3 Debenture No. 3 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.4 Debenture No. 4 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.5 Debenture No. 5 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to Bank Insinger de Beaufort, N.V. on October 29, 1999. (2)

            4.6 Debenture No. 6 issued by iVoice.com, Inc. for $100,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999. (2)

            4.7 Debenture No. 7 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999. (2)

            4.8 Debenture No. 8 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.9 Debenture No. 9 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999. (2)

            4.10 Debenture No. 10 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC, on October 29, 1999. (2)

            10.1  iVoice.com, Inc. 1999 Option Stock Plan. (2)

            10.2 Investment Agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC with exhibits.
                  (2)

            10.3 Registration rights agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC. (2)

            10.4 Registration rights agreement by and among iVoice.com, Inc. and the investors' signatories thereto dated as of October 28, 1999. (2)

            10.5 Warrant to purchase 5,490,000 shares of iVoice.com, Inc. issued to Swartz Private Equity, LLC, dated August 17, 2000.
                  (2)

            10.6* Employment Agreement between Jerome R. Mahoney and iVoice.com,
                  Inc.

            10.7* Real Property Lease Agreement dated March 15, 2000 between
                  iVoice.com, Inc. and B&R Holding Company.

            11    Statements Regarding Computation of Per Share Earnings. (2)

            13.1 Form 10-SB12G (incorporated by reference and previously filed on February 4, 2000 with the Commission).

            13.2 Form 10-QSB for the quarter ending March 31, 2000 (incorporated by reference and previously filed with the Commission on May 15, 2000).

            13.3 Form 10-QSB for the quarter ending June 30, 2000 (incorporated by reference and previously filed with the Commission on August 4, 2000).

            13.4 Form 10-QSB for the quarter ending September 30, 2000 (incorporated by reference and previously filed with the Commission on November 13, 2000).

      *     Filed herewith.

      (1) Incorporated by reference to the Registrant's Form 10-SB filed in conjunction with Form 8-K on April 24, 2000 (SEC File No. 000-29341).

      (2) Incorporated by reference to the Registrant's Form SB-2 filed on October 12, 2000 and later amended on November 13, 2000 and November 17, 2000 (SEC Registration No. 333-47880)

b. Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

      Financial Statements and Financial Statement Schedules Indexes to financial statements appear after the signature page to this Form 10-KSB.

Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:            March 30, 2001

                                          iVoice.com, Inc..


                                          By: /s/ JEROME R MAHONEY
                                          ------------------------------------

                                          Jerome R. Mahoney

                                          President, Secretary and Chief
                                          Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.


By: /s/ KEVIN WHALEN        Chief Financial Officer       Dated: March 30, 2001
-------------------------
       Kevin Whalen


By: /s/ Jerome R. Mahoney   President, Secretary          Dated: March 30, 2001
-------------------------   Chief Executive Officer
       Jerome R. Mahoney    and Director

                               Index of Exhibits
                               -----------------

            No.   Description
            ---   -----------

            2 Plan of Agreement and Reorganization between iVoice and ThirdCAI (1)

            3.1 Certificate of incorporation of Del Enterprises, Inc., filed October 20, 1989. (2)

            3.2 Certificate of amendment to the certificate of incorporation of Del Enterprises, Inc., filed March 14, 2000. (2)

            3.3 Certificate of merger of International Voice Technologies, Inc. into Visual Telephone International, Inc., filed May 21, 1999. (2)

            3.4 Certificate of amendment to the certificate of incorporation of iVoice.com, Inc., filed April 27, 2000. (2)

            3.5   Bylaws of Del Enterprises, Inc. (2)

            4.1 Debenture No.1 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.2 Debenture No. 2 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999. (2)

            4.3 Debenture No. 3 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.4 Debenture No. 4 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.5 Debenture No. 5 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to Bank Insinger de Beaufort, N.V. on October 29, 1999. (2)

            4.6 Debenture No. 6 issued by iVoice.com, Inc. for $100,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999. (2)

            4.7 Debenture No. 7 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999. (2)

            4.8 Debenture No. 8 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999. (2)

            4.9 Debenture No. 9 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999. (2)

            4.10 Debenture No. 10 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC, on October 29, 1999. (2)

            10.1  iVoice.com, Inc. 1999 Option Stock Plan. (2)

            10.2 Investment Agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC with exhibits.
                  (2)

            10.3 Registration rights agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC. (2)

            10.4 Registration rights agreement by and among iVoice.com, Inc. and the investors' signatories thereto dated as of October 28, 1999. (2)

            10.5 Warrant to purchase 5,490,000 shares of iVoice.com, Inc. issued to Swartz Private Equity, LLC, dated August 17, 2000.
                  (2)

            10.6* Employment Agreement between Jerome R. Mahoney and iVoice.com,
                  Inc.

            10.7* Real Property Lease Agreement dated March 15, 2000 between
                  iVoice.com, Inc. and B&R Holding Company.

            11    Statements Regarding Computation of Per Share Earnings. (2)

            13.1 Form 10-SB12G (incorporated by reference and previously filed on February 4, 2000 with the Commission).

            13.2 Form 10-QSB for the quarter ending March 31, 2000 (incorporated by reference and previously filed with the Commission on May 15, 2000).

            13.3 Form 10-QSB for the quarter ending June 30, 2000 (incorporated by reference and previously filed with the Commission on August 4, 2000).

            13.4 Form 10-QSB for the quarter ending September 30, 2000 (incorporated by reference and previously filed with the Commission on November 13, 2000).

      *     Filed herewith.

      (1) Incorporated by reference to the Registrant's Form 10-SB filed in conjunction with Form 8-K on April 24, 2000 (SEC File No. 000-29341).

      (2) Incorporated by reference to the Registrant's Form SB-2 filed on October 12, 2000 and later amended on November 13, 2000 and November 17, 2000 (SEC Registration No. 333-47880)
                                iVOICE.COM, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                iVOICE.COM, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS

                                                                         Page
                                                                         ----

INDEPENDENT AUDITOR'S REPORT                                             1

FINANCIAL STATEMENTS

         Balance Sheets                                                  2

         Statements of Operations                                        3

         Statements of Stockholders' Deficiency                          4 - 7

         Statements of Cash Flows                                        8 - 10

NOTES TO FINANCIAL STATEMENTS                                            11 - 28

                               [GRAPHIC OMITTED]

                          Mendlowitz Weitsen, LLP, CPAs
               K2 Brier Hill Court, East Brunswick, NJ 08816-3341
            Tel: 732.613.9700 Fax: 732.613.9705 E-mail: mw@MWLLP.com

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE.COM, INC.
Matawan, New Jersey

We have audited the accompanying balance sheet of iVoice.com, Inc. as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of iVoice.com, Inc. as of December 31, 1999, were audited by other auditors whose report dated April 24, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a), the Company had a loss and a negative cash flow from operations along with negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         MENDLOWITZ WEITSEN, LLP

East Brunswick, New Jersey
March 2, 2001
                                iVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                    --------------------------
                                                                                       2000            1999
                                                                                    -----------    -----------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $    55,349    $   195,861
  Accounts receivable, net of allowance for
   doubtful accounts of $31,025 and $50,000                                             292,554        599,026
  Inventory                                                                              20,228         10,140
  Prepaid expenses and other current assets                                             164,711         52,100
  Debt issue costs                                                                           --        362,541
                                                                                    -----------    -----------
      Total current assets                                                              532,842      1,219,668
                                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, net                                                             140,921         55,408
                                                                                    -----------    -----------

OTHER ASSETS
  Software license costs, net of accumulated amortization of $163,200 and $54,400       380,800        489,600
  Financing costs, net of accumulated amortization of $1,297                            118,370             --
  Intangible assets, net of accumulated amortization of $7,917                          254,584             --
  Deposits and other assets                                                              13,900             --
                                                                                    -----------    -----------
      Total other assets                                                                767,654        489,600
                                                                                    -----------    -----------

      TOTAL ASSETS                                                                  $ 1,441,417    $ 1,764,676
                                                                                    ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Obligations under capital leases - current                                      $    28,339    $        --
    Accounts payable and accrued expenses                                               566,337        181,754
    Legal settlement payable                                                                 --      4,800,000
    Due to related parties                                                              648,078         21,000
    Convertible debentures                                                              337,000        350,000
    Billings in excess of estimated costs on uncompleted contracts                      170,227        567,300
                                                                                    -----------    -----------
       Total current liabilities                                                      1,749,991      5,920,054

LONG-TERM DEBT
    Obligations under capital leases - non-current                                       48,945             --
                                                                                    -----------    -----------
       Total liabilities                                                              1,798,936      5,920,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Common stock, Class A - par value $.01; authorized 150,000,000 and
     75,000,000 shares, 103,969,715 and
     54,093,663 shares issued and outstanding                                         1,039,697        540,937
    Common stock, Class B - no par value; authorized 700,000
     shares, 364,000 and 700,000 shares issued and outstanding                               37             70
    Additional paid in capital                                                        7,586,182      1,395,671
    Accumulated deficit                                                              (8,983,435)    (6,092,056)
                                                                                    -----------    -----------
       Total stockholders' deficiency                                                  (357,519)    (4,155,378)
                                                                                    -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 1,441,417    $ 1,764,676
                                                                                    ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                               For the Years Ended
                                                                   December 31,
                                                                   ------------
                                                               2000            1999
                                                            -----------    -----------
SALES, net                                                  $   723,046    $   776,773

COST OF SALES                                                   302,895        280,317
                                                            -----------    -----------

GROSS PROFIT                                                    420,151        496,456
                                                            -----------    -----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                                           371,272
    General and administrative expenses                       1,662,142      1,177,730
    Research and development                                    423,467             --
    Bad debt expense                                             75,195         39,874
    Provision for obsolescence                                       --         31,000
    Non-recurring expenses (see Note 12)                             --      5,028,000
    Depreciation and amortization                               146,234         69,050
                                                            -----------    -----------

       Total selling, general and administrative expenses     2,678,310      6,514,361
                                                            -----------    -----------

LOSS FROM OPERATIONS                                         (2,258,159)    (6,017,905)

OTHER EXPENSE
    Interest expense                                           (633,220)       (36,459)
                                                            -----------    -----------

LOSS BEFORE INCOME TAXES                                     (2,891,379)    (6,054,364)

PROVISION FOR INCOME TAXES                                           --             --
                                                            -----------    -----------

NET LOSS                                                    $(2,891,379)   $(6,054,364)
                                                            ===========    ===========

NET LOSS PER COMMON SHARE
    Basic                                                   $      (.03)   $      (.20)
                                                            ===========    ===========
    Diluted                                                 $      (.03)   $      (.20)
                                                            ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          Common Stock Class A          Common Stock Class B
                                                          Shares       Amount           Shares       Amount
                                                          ------       ------           ------       ------
Balance at January 1, 2000                              54,093,663   $   540,937       700,000    $        70

Issuance of common stock for legal settlement            2,000,000        20,000            --             --

Issuance of common stock for services                      848,718         8,487            --             --

Issuance of common stock for exercise
 of stock options                                        9,100,000        91,000            --             --

Issuance of common stock for cash                        3,240,047        32,400            --             --

Issuance of common stock for compensation                   80,000           800            --             --

Issuance of convertible debentures                              --            --            --             --

Issuance of stock on conversion of Class B shares       33,600,000       336,000      (336,000)           (33)

Issuance of stock on debenture conversion                1,007,287        10,073            --             --

Net loss for the year ended December 31, 2000                   --            --            --             --
                                                       -----------   -----------   -----------    -----------

Balance at December 31, 2000                           103,969,715   $ 1,039,697       364,000    $        37
                                                       ===========   ===========   ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
               STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           Additional                     Total
                                                            Paid in      Accumulated   Stockholders'
                                                            Capital        Deficit      Deficiency
                                                            -------        -------      ----------
Balance at January 1, 2000                                $ 1,395,671    $(6,092,056)   $(4,155,378)

Issuance of common stock for legal settlement               4,480,000             --      4,500,000

Issuance of common stock for services                         509,668             --        518,155

Issuance of common stock for exercise
 of stock options                                             228,166             --        319,166

Issuance of common stock for cash                             936,579             --        968,979

Issuance of common stock for compensation                      69,138             --         69,938

Issuance of convertible debentures                            150,000             --        150,000

Issuance of stock on conversion of Class B shares            (335,967)            --             --

Issuance of stock on debenture conversion                     152,927             --        163,000

Net loss for the year ended December 31, 2000                      --     (2,891,379)    (2,891,379)
                                                          -----------    -----------    -----------

Balance at December 31, 2000                              $ 7,586,182    $(8,983,435)   $  (357,519)
                                                          ===========    ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                Common Stock Class A       Common Stock Class B
                                                 Shares       Amount       Shares       Amount
                                                 ------       ------       ------       ------
Balance at January 1, 1999                     10,000,000   $  100,000      400,000   $       40

Acquisition of net asset of Visual             36,932,364      369,324      300,000           30

Issuance of common stock for
 software license costs                         3,200,000       32,000           --           --

Issuance of common stock for services           2,630,000       26,300           --           --

Issuance of common stock for exercise
 of stock options                                 100,000        1,000           --           --

Issuance of common stock for cash                 981,299        9,813           --           --

Issuance of common stock for compensation         250,000        2,500           --           --

Issuance of stock options as compensation              --           --           --           --

Issuance of convertible debentures                     --           --           --           --

Net loss for the year ended December 31,1999           --           --           --           --
                                               ----------   ----------   ----------   ----------

Balance at December 31,1999                    54,093,663   $  540,937      700,000   $       70
                                               ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       Additional                    Total
                                                        Paid in      Accumulated  Stockholders'
                                                        Capital       Deficit      Deficiency
                                                        -------       -------      ----------
Balance at January 1, 1999                           $   (85,289)   $   (37,692)   $   (22,941)

Acquisition of net asset of Visual                      (231,354)            --        138,000

Issuance of common stock for
 software license costs                                  512,000             --        544,000

Issuance of common stock for services                    264,500             --        290,800

Issuance of common stock for exercise
 of stock options                                         13,000             --         14,000

Issuance of common stock for cash                        231,314             --        241,127

Issuance of common stock for compensation                 85,000             --         87,500

Issuance of stock options as compensation                256,500             --        256,500

Issuance of convertible debentures                       350,000             --        350,000

Net loss for the year ended December 31, 1999                 --     (6,054,364)    (6,054,364)
                                                     -----------    -----------    -----------

Balance at December 31, 1999                         $ 1,395,671    $(6,092,056)   $(4,155,378)
                                                     ===========    ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                  December 31,
                                                                  ------------
                                                               2000          1999
                                                           -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                $(2,891,379)   $(6,054,364)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities
   Depreciation and amortization                               147,531         69,050
   Bad debt expense                                             75,195         42,500
   Provision for obsolescence                                       --         31,000
   Legal settlement                                                 --      4,500,000
   Debt issue costs                                            544,041         32,959
   Common stock issued for services                            518,155        290,800
   Common stock issued for compensation                         69,938         56,500
   Stock options issued as compensation                             --        256,500
      Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable               231,277       (594,661)
      (Increase) decrease in inventory                         (10,088)        81,191
      Decrease in other assets                                  23,489             --
      Increase in accounts payable and accrued expenses        384,583         49,638
      Increase (decrease) in legal settlement payable         (300,000)       300,000
      Increase (decrease) in billings in excess of costs
        on uncompleted contracts                              (397,063)       567,300
                                                           -----------    -----------
   Total cash used in operating activities                  (1,604,321)      (371,587)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (22,135)        (1,189)
   Purchase of goodwill & intangibles                         (382,168)            --
                                                           -----------    -----------
Total cash used in investing activities                       (404,303)        (1,189)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                    818,979        255,127
   Proceeds from stock option exercise                         319,166             --
   Proceeds from related party loans                           627,078             --
   Prepaid offering and debt issue costs                       (31,500)       (95,500)
   Repayment of notes payable                                       --        (12,318)
   Repayment of capital leases payable                         (15,611)            --
   Sale of convertible debentures                              150,000        350,000
                                                           -----------    -----------
Total cash provided by financing activities                  1,868,112        497,309
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (140,512)       124,533

CASH AND CASH EQUIVALENTS - beginning                          195,861         71,328
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - end                            $    55,349    $   195,861
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                        $     7,590    $    41,708
                                                           ===========    ===========
   Income taxes                                            $        --    $        --
                                                           ===========    ===========

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      For the Year Ended December 31, 2000

      a) On February 10, 2000, the Company converted a $4,500,000 legal settlement payable into 2,000,000 shares of its restricted Class A common stock.

      b) On January 10 and February 2, 2000, the Company issued $100,000 and $50,000 respectively, of its 12% convertible debentures exercisable at a 50% conversion price. The 50% conversion discount totaling $150,000 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

      c) During the year ended December 31, 2000, the Company issued 848,718 shares of its restricted Class A common stock for services valued at $518,155.

      d) On April 24, 2000, the Company issued 50,000 shares of its restricted Class A common stock to Corporate Architects, Inc. with a value of $46,875 as a referral fee for the purchase of ThirdCAI, Inc. ("ThirdCAI")

      e) During the year ended December 31, 2000, the Company issued 80,000 shares of its restricted Class A common stock as compensation valued at $69,938.

      f) During the year ended December 31, 2000, the Company purchased equipment under capital leases totaling $92,895.

      For the Year Ended December 31, 1999

      a) On May 21, 1999, the Company executed a Reorganization Agreement that provided that the Company and International Voice Technologies, Corp. ("IVT") would be merged and the Company would be the surviving entity. In connection with the merger transaction, the sole stockholder of IVT, received the following:

            i)    10,000,000 shares of the Company's Class A common stock and
            ii)   400,000 shares of the Company's Class B common stock.

      b) On May 14, 1999, the Company issued 9,000,000 stock options to purchase the Company's class A common stock for $.033 per share.

      c) On June 15, 1999, the Company issued 250,000 shares of Class A common stock ($87,500 value) in relation to an employee agreement.

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                           DECEMBER 31, 2000 AND 1999

d) On June 25, 1999, the Company issued 3,200,000 shares of Class A common stock valued at .17 per share or $544,000 in connection with the purchase of pre-developed software codes.

e) In connection with the Reorganization Agreement, the stock price was calculated using an average of the share price before the merger when the agreement was accepted. A consulting company received 2,000,000 shares of the Company's Class A common stock, valued at .114 per share or $228,000 for services performed during April and May 1999.

f) The Company issued 230,000 shares of its Class A common stock valued at $30,800 for services performed relating to the merger during May 1999.

g) The Company issued 400,000 shares of its Class A common stock for legal services valued at $32,000 for services performed relating to the merger during April and May 1999.

h) The Company incurred non-cash debt issue costs totaling $350,000 in relation to their 50% discount on the issuance of the 12% convertible bonds (see Note 7).

i) As described in Note 12, the Company issued 2,000,000 shares of its Class A common stock valued at $4,500,000 in relation to a legal settlement.

The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Presentation

            Certain amounts in the financial statements for 1999 have been reclassified to conform to the presentation in 2000

            The accompanying financial statements include the accounts of iVoice.com, Inc. (the "Company" or "iVoice"), formerly known as Visual Telephone International, Inc. ("Visual") which was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

            Effective May 21, 1999, Visual and International Voice Technologies, Corp. ("IVT") entered into a merger agreement whereby the Company would be the surviving entity (see Note 2 for Reorganization). As a result, IVT's former stockholder obtained control of Visual. For accounting purposes, this acquisition has been treated as a re-capitalization of IVT.

            The 1999 financial statements presented include only the accounts of IVT through May 21, 1999, and that of iVoice (Visual and IVT merged) from May 22, 1999 through December 31, 1999.

            The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

            As reflected in the accompanying financial statements, the Company had a loss and a negative cash flow from operations as well as a negative working capital as of December 31, 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

            In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

            Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                  o On August 17, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. The investment agreement entitles the
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                        Company to issue and sell its Class A common stock from time to time for up to an aggregate of $20,000,000. The investment agreement will be effective for a maximum of three years commencing November 17, 2000, the effective date of the registration statement filed to register the stock under the agreement. This financing will allow iVoice to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and iVoice may set a floor price for the shares at the Company's discretion. There is no assurance that this financing arrangement will enable the Company to implement their long-term growth strategy. Accordingly, the sources of financing are uncertain if the desired proceeds from the Swartz equity financing arrangement is not obtained.

                  o Re-negotiate the penalty terms relating to their 12% convertible debentures (see Note 7).

                  o Structure arrangements for the provision of services by outside consultants and third party providers in a manner which reserves the cash flow of the Company, such as through agreements which require those consultants or service providers to take a portion of any agreed-upon fee in stock or stock options.

                  o Expand the technical staff which will enable the Company to develop and integrate new technology with their existing technology.

                  o Expand the sales force to help increase sales through direct sales to customers as well as reseller channels.

      b)    Line of Business

            The Company is a communication company primarily engaged in the development, manufacturing and marketing of voice recognition and computer technology communication systems for small-to-medium sized businesses and corporate departments. The technology allows these businesses to communicate more effectively by integrating their traditional office telephone systems with voicemail, automated attendant and interactive voice response ("IVR") functions. IVR products allow information in PC databases to be accessed from a standard touch-tone telephone system. The Company sells its products directly to business customers, through Dealer and Reseller channels as well as through OEM agreements with certain telecommunications and networking companies throughout the United States.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

      c)    Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      d)    Revenue Recognition

            The Company obtains its income primarily from the sale of its voice recognition and computer technology communication systems. Revenue for systems which require customization to meet a customer's specific needs or technical requirements, is recognized by the contract method of accounting, using percentage of completion. Progress toward completion is measured by costs incurred to date as a percentage of total estimated costs for each contract. Under the percentage of completion method, the liability "Billings in excess of costs and estimated earnings", represents billings in excess of revenues earned. The completed contract method is used for systems, which do not require customization or installation. The Company recognizes revenue from support services at the time the service is performed or over the period of the contract for maintenance/support.

      e)    Advertising Costs

            Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2000 and 1999, advertising expense amounted to $88,881 and $42,136, respectively.

      f)    Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      g)    Concentration of Credit Risk

            The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

      h)    Inventory

            Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

      i)    Property and Equipment

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

      j)    Software License Cost

            Software license costs are recorded at the lower of cost or fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by Parwan Electronics, Corp. ("Parwan"), a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. No impairment loss was recognized as of December 31, 2000.

      k)    Income Taxes

            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

      l)    Offering Costs

            Offering costs consist primarily of professional fees. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur. As of December 31, 2000 and 1999 the Company had prepaid offering costs totaling $-0- and $50,000, respectively.

      m)    Debt Issue Costs

            Debt issue costs represent various commissions paid and the estimated cost of the 50% conversion discount feature relating to the issuance of the Company's convertible debentures. These costs were being amortized over the life of the debt and is included in interest expense (see Note 7).

      n)    Fair Value of Financial Instruments

            The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue approximates fair value due to the relatively short maturity of these instruments.

      o)    Long-Lived Assets

            SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


            recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

p)    Earnings Per Share

            SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

            The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                    As of December 31,
                                                    ------------------
                                                 2000               1999
                                                 ----               ----
            Basic and Diluted EPS              87,034,303       30,500,000
                                               ==========       ==========

q)    Comprehensive Income

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

r)    Recent Accounting Pronouncements

            SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. This statement is effective for the Company's 2000 and 1999 fiscal year. The Company is in the process of evaluating the disclosure requirements under this standard.

            SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15,
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            2000, its impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

            Statement of Position ("SOP") No. 98-1 specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

            SOP No. 98-5 requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

NOTE 2 - CORPORATE REORGANIZATION AND MERGER

            On May 21, 1999, the Company executed a Reorganization Agreement (the "Agreement") that provided that the Company and International Voice Technologies, Corp. ("IVT") would be merged and the Company would be the surviving entity. On May 25, 1999, a certificate of merger was filed with the State of Delaware. In connection with the merger transaction, the sole stockholder of IVT, received the following:

                  i)    10,000,000 shares of the Company's Class A common stock;
                        and

                  ii)   400,000 shares of the Company's Class B common stock.

            In addition, the two controlling stockholders of Visual sold 300,000 shares of the Company's Class B common stock to IVT's sole stockholder and concurrently canceled a total of 2,000,000 shares of their Class A common stock.

            A finder's fee of 2,000,000 shares was issued on August 30, 1999, in connection with the reorganization.

            The Agreement also provided that certain assets of the Company would be transferred to Communications Research, Inc., ("CRI"), a wholly owned subsidiary of Visual, and that shares of CRI would be distributed pro rata to the Class A stockholders of the Company before the issuance of the 10,000,000 shares to the sole stockholder of IVT. The stock of
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            CRI was distributed at the rate of one share of CRI for four shares of the Company's Class A common stock. On September 18, 2000, CRI filed a registration statement with the U.S. Securities and Exchange commission to provide for the distribution of its shares to former Visual stockholders.

            This merger transaction has been accounted for in the financial statements as a public shell merger. As a result of this transaction the former stockholders of IVT acquired or exercised control over a majority of the shares of Visual. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of IVT and, therefore, these financial statements represent a continuation of the legal entity, IVT, not Visual, the legal survivor. Consequently, the comparative figures are those of iVoice.com, Inc. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

            In accounting for this transaction:

                  i) IVT is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

                  ii) Control of the net assets and business of Visual was acquired effective May 21, 1999 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Visual by IVT at the fair value of $138,000. The historical cost of the net assets acquired was $90,780. A summary of the assigned values of the net assets acquired is as follows:

                              Cash and cash equivalents        $     191
                              Property and equipment             138,809
                              Accrued expenses                    (1,000)
                                                               ---------
                              Net assets acquired              $ 138,000
                                                               =========

            On April 24, 2000, the Company entered into an agreement and plan of reorganization with all the stockholders of ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice, the Company acquired all the issued and outstanding shares of ThirdCAI in exchange for $150,000, and a finder's fee paid to Corporate Architect, Inc., consisting of 50,000 shares of Class A voting common stock. The fee was negotiated between the Company and ThirdCAI. The purpose of this transaction was to enable the Company's business to be conducted by a reporting company, as pursuant to the "eligibility rule" adopted by the National Association of Securities Dealers, Inc., or "NASD," as only reporting companies may continue to have stock quoted on the OTC Bulletin Board.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                              December 31,
                                                              ------------
                                                         2000           1999
                                                      -----------    ----------
               Equipment                              $    56,196    $    8,932
               Leasehold improvements                       8,684            --
               Furniture and fixtures                     123,394        64,312
                                                      -----------    ----------
                                                          188,274        73,244
               Less:  Accumulated depreciation             47,353        17,836
                                                      -----------    ----------
                  Property and equipment, net         $   140,921    $   55,408
                                                      ===========    ==========

            Depreciation expense for the years ended December 31, 2000 and 1999 was $29,517 and $14,650, respectively.

NOTE 4 - BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

            Billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2000 and 1999 consists of the following:

                                                              December 31,
                                                              ------------
                                                          2000           1999
                                                        ---------     ---------

               Costs incurred on uncompleted contracts  $  91,735     $      --
                   Estimated earnings                     117,488            --
                                                        ---------     ---------
                                                          209,223            --
               Less billings to date                      379,450       567,300
                                                        ---------     ---------
                                                        $(170,227)    $(567,300)
                                                        =========     =========

NOTE 5 - INCOME TAXES

            The components of the provision for income taxes are as follows:

                                                                   December 31,
                                                                  ------------
                                                                  2000       1999
                                                               --------    -------
               Current Tax Expense
                 U.S. Federal                                  $     --    $    --
                 State and Local                                     --         --
                                                               --------    -------
               Total Current                                         --         --
                                                               --------    -------

               Deferred Tax Expense
                 U.S. Federal                                        --         --
                 State and Local                                     --         --
                                                               --------    -------
               Total Deferred                                        --         --
                                                               --------    -------
               Total Tax Provision from Continuing Operations  $     --    $    --
                                                               ========    =======

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

               Federal Income Tax Rate                         (34.0)%
                  Deferred Tax Charge (Credit)                    --
                  Effect on Valuation Allowance                 34.0%
               State Income Tax, Net of Federal Benefit           --
                                                                ----
               Effective Income Tax Rate                         0.0%
                                                                ====

            As of December 31, 2000 and 1999, the Company had net carryforward losses of approximately $3,500,000 and $1,700,000 that can be utilized to offset future taxable income through 2014. Utilization of these net carryforward losses is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                       December 31
                                                       -----------
                                                    2000            1999
                                                -----------     -----------
            Net Operating Loss Carryforwards    $ 1,190,000     $   578,000
            Less:  Valuation Allowance           (1,190,000)       (578,000)
                                                -----------     -----------
            Net Deferred Tax Assets             $        --     $        --
                                                ===========     ===========

            Net operating loss carryforwards expire starting in 2007 through 2015.

NOTE 6 - DUE TO RELATED PARTY

            During the period June 1 through June 8, 2000, Jerome R. Mahoney, President and Chief Executive Officer, sold 971,000 shares of the Company's common stock under Rule 144 of the Securities Act of 1933, as amended, realizing $396,798 of aggregate proceeds from these sales. On July 24, 2000, Mr. Mahoney loaned the Company these proceeds pursuant to a loan agreement in order to fund working capital requirements.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            During the period August 24 through September 29, 2000, Mr. Mahoney sold a further 537,000 shares of common stock under Rule 144 realizing $239,118 of aggregate proceeds from these sales. On November 7, 2000, Mr. Mahoney loaned to the Company these proceeds pursuant to a second loan agreement to fund working capital requirements

            Under the terms of the loan agreements, the Company will repay Mr. Mahoney with a number of shares of Class B common stock equal to the number of shares that he sold, plus additional Class B common stock shares to reimburse him for the income tax he paid upon the sale of his shares, plus additional shares with a value equal to interest calculated at the prime rate.

            As of December 31, 2000 the total outstanding principal balance related to amounts loaned to the Company from sales of the Company's common stock, under Rule 144, to Mr. Mahoney amounted to $648,078.

            Also due to Mr. Mahoney and reflected in accrued expenses at December 31, 2000, was unpaid salary of $143,756, unpaid commissions of $34,000 and unpaid expense reimbursements of $7,200, totaling $184,956.

            As of December 31, 1999, due to related parties represented a non-interest bearing advance of $21,000 from Mr. Mahoney.

NOTE 7 - CONVERTIBLE DEBENTURES

            From October 1999 through February 2000, the Company issued convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2000, $163,000 in principal had been converted into 1,007,287 shares of the Company's Class A common stock leaving an outstanding balance of $337,000. Notes payable totaling $350,000 were outstanding as of December 31, 1999.

            The Company has been advised by several of the debenture holders that the Company has breached the following terms of the debentures:
            (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures,
            (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenture documentation. The Company is currently in negotiations with the debenture
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            holders to reach settlement terms regarding the penalties for default under the debenture agreements.

NOTE 8 - CAPITAL LEASE OBLIGATIONS

            During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

            The future minimum lease payments due under the capital leases at December 31, 2000 are follows:

            Lease payable for computer equipment, payable at $1,367 per month, including interest at 22.31%
            Final payment is due June 2003                               $31,216

            Lease payable for furniture, payable at $2,151 per
            month, including interest at 20.79%. Final payment
            due April 2003                                                46,068
                                                                         -------
            Present value of net minimum lease payments                  $77,284
                                                                         =======

            The future minimum lease payments                            $99,075
            Less amount representing interest                             21,791
                                                                         -------
            Present value of net minimum lease payments                   77,284
            Less current portion                                          28,339
                                                                         -------
            Long term capital lease obligations                          $48,945
                                                                         =======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

            a) The Company's future net minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                           December 31,
                           ------------
                             2001                                       $175,513
                             2002                                         56,223
                                                                        --------
                           Total                                        $231,736
                                                                        ========

                  Rent expense under operating leases for the year ended December 31, 2000 and 1999 was $153,175 and $70,185, respectively.

            b) In April 2000, the Company entered into a two-year lease agreement for their office currently utilized as the corporate headquarters. Monthly lease payments total $11,000.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            c) On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

            d) In connection with the Reorganization Agreement, the Company entered into a five-year consulting agreement with one of Visual's Directors (the "Director"). The agreement provided that the Director would receive a fee of $104,000. This agreement was terminated with the Director's resignation on May 16, 2000.

            e) On June 2, 1999, subsequently amended January 11, 2000, the Company entered into a three-year employment agreement, expiring on May 31, 2002, with an employee. As compensation, such employee will receive a base salary of $80,000, 250,000 shares of the Company's Class A common stock and options to purchase 140,000 shares of the Company's Class A common stock.

            f) The Company's revenues for the year ending December 31, 2000 include $140,950 from Celpage, Inc. The amount of the contract dated February 9, 2000 totaled $288,175 for the installation of a 196 port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. To date, the Company has received $42,800 for the installation of 24 ports which include all database development costs necessary for the entire installation. Celpage has refused to accept the remaining ports citing a shortfall in their projected subscriber base. The Company's balance sheet at December 31, 2000 reflects accounts receivable of $245,375 and deferred revenues of $147,225 related to this installation. The Company has made attempts to complete the remaining installation by offering incentives in the form of price reductions however, the customer has refused. The matter has been forwarded to the Company's attorneys and believe a lawsuit to be pending to attempt to recover the balance of the contract.

            g) The Company is involved with two law suits in which it is the defendant. One is from an employment agency for placement fees in connection with the hiring of an employee. The Company believes the suit will be dismissed, however, if not, the amount of the claim will not have a material affect on the financial statements. The second is a claim by a sub-leasee of the Company with respect to certain property rights and expenses relating to the tenancy between the Company and this sub-tenant. Management believes the suit will also be dismissed, however, if not, the amount of the claim will not materially affect the financial statements.

NOTE 10 - COMMON STOCK

            The company has two classes of common stock:

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            a)    Class A Common Stock

                  Class A common stock consists of 150,000,000 shares at December 31, 2000 and 75,000,000 shares at December 31, 1999, of authorized common stock with a par value of $.01. Class A stock has voting rights of 1 to 100 with respect to Class B stock and as of December 31, 2000 and 1999, 103,969,715 and 54,093,663 were issued and outstanding, respectively.

                  Each holder of Class A common stock is entitled to receive ratably, dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. As of December 31, 2000, the Company has not paid any dividends on its common stock and do not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

            b)    Class B Common Stock

                  Class B common stock consists of 700,000 shares of authorized common stock with no intrinsic value. Class B stock has voting rights of 100 to 1 with respect to Class A common stock. As of December 31, 2000 and 1999, 700,000 were authorized with 364,000 and 700,000 issued and outstanding, respectively. Class B common stockholders are not entitled to receive dividends.

                  On April 24, 2000, the Company amended its Articles of Incorporation to state that Class B common stock is convertible into its Class A common stock at a conversion rate of one share of Class B for one hundred shares of Class A common stock. The conversion ratio is in relation to the voting ratio.

                  On December 6, 2000, the Company filed Form DEF-14C with the U.S. Securities and Exchange Commission indicating its intention of increasing the authorization of Class A shares to 300,000,000 and Class B shares to 3,000,000.

NOTE 11 - STOCK OPTIONS

      During 1999, the Company issued various options as follows:

      a) On January 5, 1999, issued options to purchase 10,000 share of Class A common stock at $.12 per share expiring in five years.

      b) On January 21, 1999, issued options to purchase 10,000 shares of Class A common stock at $.107 per share expiring in five years.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

      c) On February 5, 1999, issued options to purchase 10,000 shares of Class A common stock at $.107 per share expiring in five years.

      d) On March 17, 1999, issued options to purchase 10,000 shares of Class A common stock at $.107 per share expiring in five years.

      e) On April 6, 1999, issued options to purchase 10,000 shares of Class A common stock at $.107 per share expiring in five years.

      f) On May 14, 1999, the Company issued an option to purchase 9,000,000 shares of Class A common stock at $.033 per share expiring in five years. (This option was exercised during 2000)

      During 2000, the Company issued various options as follows:

      g) On August 17, 2000, in connection with a financing agreement with Swartz Private Equity, LLC, the Company issued a warrant to purchase 5,490,000 shares of Class A common stock at $.484 per share The warrant expires in five years on August 16, 2005 and contains strike price reset provisions.

      Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2000:

             Expiration Date                Exercise Price            Shares
             ---------------                --------------            ------
             January 1, 2001                      .3100              100,000
             January 1, 2001                     1.0000              100,000
             January 1, 2001                     2.0000              200,000
             December 22, 2003                    .1000               10,000
             January 5, 2004                      .1200               10,000
             January 21, 2004                     .1177               10,000
             February 5, 2004                     .1430               10,000
             March 17, 2004                       .0869               15,000
             April 6, 2004                        .0583               15,000
                                                                     -------
                                                                     470,000
                                                                     =======

      h)    Employee Stock Option Plan

            During the year ended December 31, 1999, the Company adopted the Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

            years and have a maximum term of five to ten years. During the year ended December 31, 1999, 20,000,000 shares were reserved for future issuance under the plan of which 9,510,000 shares were granted in 1999 and 254,000 in 2000, for total of 9,764,000 shares. At December 31, 2000, a total of 764,000 options were to purchase Class A common shares were outstanding and held by company employees. The exercise prices ranged from $0.29 to $3.75 per share. All options issued to employees vest at 25% per year and expire in 5 years.

      As of December 31, 2000, employee stock options exercised are as follows:

          Optionee         Exercised              # Shares              Price
          --------         ---------              --------              -----
      Joel Beagleman        03/20/00              9,000,000             0.033

      The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations in accounting for its plan. It does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the proforma amounts indicated below:

                                                 For The Year Ended,
                                                     December 31,
                                                     ------------
                                              2000                 1999
                                           -----------         -----------
       Net Loss
          As Reported                      $(2,891,379)        $(6,054,364)
                                           ===========         ===========
          Proforma                         $(3,296,417)        $(6,336,785)
                                           ===========         ===========
       Basic Loss Per Share
          As Reported                      $      (.03)        $      (.20)
                                           ===========         ===========
          Proforma                         $      (.04)        $      (.21)
                                           ===========         ===========

      These proforma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants made before 1997. The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 5.56%; and expected life of 4.1 and 3.0 years, respectively.

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following summarizes the stock option and warrant transactions:

                                                       Weighted         Other       Weighted
                                      Employee          Average        Options      Average
                                    Stock Options      Exercise          and        Exercise
                                     Outstanding         Price         Warrants      Price
                                     -----------       --------        --------    ---------
      Balance, January 1, 1999                --         $   --          731,051     $0.120
        Granted                        9,510,000         $ .033           60,000     $0.110
        Exercised                             --         $   --               --     $   --
        Canceled                              --         $   --         (125,866)    $0.110
                                      ----------         ------       ----------     ------

      Balance, December 31, 1999       9,510,000         $ .033          665,185     $0.120
        Granted                          544,000         $ .806        5,490,000     $0.484
        Exercised                     (9,000,000)        $ .033         (195,185)    $0.104
        Canceled                        (290,000)        $ .191               --     $0.110
                                      ----------         ------       ----------     ------

      Balance, December 31, 2000         764,000         $ .670        5,960,000     $0.456
                                      ==========         ======       ==========     ======

      Outstanding and Exercisable,
       December 31, 1999               9,000,000         $ .033          665,185     $0.120
                                      ==========         ======       ==========     ======

      Outstanding and Exercisable,
       December 31, 2000                  66,620         $ .333        5,960,000     $0.456
                                      ==========         ======       ==========     ======

      The weighted average remaining contractual lives of the employee stock options is 4.15 years at December 31, 2000.

NOTE 12 - NON-RECURRING EXPENSES

            Non-recurring expenses consisted of the following for the year ended December 31, 1999:

                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                    Legal Settlements (a)                        $ 4,800,000
                    Merger Costs (b)                                 228,000
                                                                 -----------
                          Total non-recurring expenses           $ 5,028,000
                                                                 ===========

            a) The Company recognized $4,800,000 of expenses relating to legal settlements. During February 2000, the Company settled a lawsuit and agreed to pay $300,000 in cash and issue 2,000,000 shares of its restricted Class A common stock valued at $4,500,000.

            b) In connection with the Reorganization Agreement, a consulting company received 2,000,000 shares of the Company's Class A common stock, valued at .114 per share or $228,000 for services performed. These shares were for services performed during the merger (see Note 2).

NOTE 13 - SUBSEQUENT EVENTS

            a) On January 9, 2001 The Company received $150,000 in proceeds from a put to sell 2,000,000 Class A common stock in accordance with the investment agreement with Swartz Private Equity, LLC, dated August 17, 2000. Also in conjunction with this put, the Company issued Swartz a warrant to purchase 200,000 shares of the Company's Class A common stock at $.1045 per share.

            b) On January 10, 2001 the holders of the 12% convertible debentures converted $50,000 in debenture principal and $6,559 in interest into 897,761 Class A common stock at $.063 per share in accordance with the conversion terms of the debenture agreement.

            c) On January 30, the Company issued 328,951 shares of its Class A common stock to Jerome Mahoney as partial repayment of amounts loaned to the Company by Mr. Mahoney.

            d) In January 2001, the Company filed a patent application for the iVoice Speech Enabled Name Dialer with the U.S. Patent & Trademark Office. The Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from almost any PIM or contact manager, including, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes to be used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer software running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

            e) On February 9, 2001, the Company dismissed Merdinger, Fruchter, Rosen & Corso, P.C., as its independent accountants and engaged Mendlowitz Weitsen, LLP, as its
                                iVOICE.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                  new independent accountants. During the Company's two most recent fiscal years and through February 9, 2001, the Company did not consult with Mendlowitz Weitsen, LLP on any accounting, auditing, financial reporting or any other matters.

            f) On February 17, 2001 in accordance with the investment agreement with Swartz Private Equity, LLC, dated August 17, 2000, the commitment warrant issued on August 17, 2000, to purchase 5,490,000 shares of the Company's Class A common stock at $.484 per share was reset to $.1406.

            g) On February 20, 2001, the lawsuit brought about by Fisher Scientific International, Inc., seeking compensatory damages of $17,999 plus reasonable internal costs associated with the assistance of a voicemail installation and punitive damages of $20,000 was dismissed in arbitration with no amount being awarded.

            h) On March 12, 2001, the Company issued to all of its employees options to purchase the Company's Class A common stock at $0.10 per share. A total of 795,000 options were issued, each option contract vests with the employee at 25% per year and expire in 5 years.

                              EMPLOYMENT AGREEMENT

      AGREEMENT made as of May 1, 1999, by and between INTERNATIONAL VOICE TECHNOLOGIES, CORP., a Delaware corporation (hereinafter referred to as the "Company"), having an office at 1230 Highway 34, Aberdeen, New Jersey 07747 and Jerome Mahoney, residing at **********(hereinafter referred to as the "Executive").

                              W I T N E S S E T H :

      WHEREAS, the Company desires to engage the services of the Executive, and the Executive desires to render such services;

      NOW, THEREFORE, in consideration of the premises, the parties agree as follows:

      1. Employment. The Company hereby employs the Executive as Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer, and the Executive hereby accepts such employment, subject to the terms and conditions hereinafter set forth.

      2. Term. The term of the Executive's employment hereunder shall commence on May 1, 1999 and shall continue to April 30, 2004.

      3. Duties. The Executive agrees that the Executive will serve the Company on a full-time basis faithfully and to the best of his ability as the Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer of the Company, subject to the general supervision of the Board of Directors of the Company. The Executive agrees that the Executive will not, during the term of this Agreement, engage in any other business activity which interferes with the performance of his obligations under this Agreement. The Executive further agrees to serve as a director of the Company and/or of any parent, subsidiary or affiliate of the Company if the Executive is elected to such directorship. Upon the Date of Termination, the Executive shall resign as an officer and director of the Company and any of its subsidiaries.

      4. Compensation.

      (a) In consideration of the services to be rendered by the Executive hereunder, including, without limitation, any services rendered by the Executive as director of the Company or of any parent, subsidiary or affiliate of the Company, the Company agrees to pay the Executive, and the Executive agrees to accept fixed compensation at the rate One Hundred Eighty Thousand ($180,000), subject to all required federal, state and local payroll deductions, that shall increase on the anniversary date of May 1, 2000 and upon every annual anniversary thereafter, at the rate of ten percent (10%).

      (b) The Executive shall also be entitled to three weeks vacation, unlimited sick leave and fringe benefits, (Health Insurance, Disability Insurance, Auto Insurance, $600.00 per month travel, and an Annual Bonus) in accordance with Company policies and plans in effect, from time to time, for Executive officers of the Company.

      (c) The Executive shall participate in the Company's Corporate Compensation Program as approved and authorized by the Board of Directors of the Company, subject to amendment by the Board of Directors or the Compensation Committee of the Board of Directors of the Company ("Incentive Compensation"). The Executive shall not receive any Incentive Compensation should the Executive be terminated for Termination for Cause. Such Incentive Compensation for the particular fiscal year shall be paid to the Executive no later than upon the filing of the Company's Form 10-KSB, or equivalent form, or if no Form 10-KSB need be filed, then within ninety (90) days after the end of each fiscal year. .

      (d) Except as hereinafter provided in Section 5(a), the Company shall pay the Executive, for any period during which the Executive is unable fully to perform his duties because of physical or mental illness or incapacity, an amount equal to the fixed compensation due the Executive for such period less the aggregate amount of all income disability benefits which the Executive may receive or to which the Executive may be entitled under or by reason of (i) any group health and/or disability insurance plan provided by the Company; (ii) any applicable state disability law; (iii) the Federal Social Security Act; (iv) any applicable worker's compensation law or similar law; and (v) any plan towards which the Company or any parent, subsidiary or affiliate of the Company has contributed or for which it has made payroll deductions, such as group accident, health and/or disability policies.

      (e) The Executive shall be granted a stock option under the Company's stock option plan as adopted by the Board of Directors and the shareholders of the Company(the "Plan"). The Company will provide the Executive a Stock Option Contract for his signature which will set out the terms of the option. This Stock Option shall be subject to the terms of the Plan.

      5. Compensation Upon Termination.

      Upon termination of the Executive's employment or during a period of Disability the Executive shall be entitled to the following benefits:

      (a) Termination for Cause, Disability, Death or Retirement etc.

            (i)If the Executive's employment shall be terminated by the Company for Termination for Cause, or by the Company or the Executive for Disability, or by either the Company or the Executive for Retirement, the Company shall pay to the Executive the Executive's full base salary for five years from date of termintion at the highest salary under the agreement, plus all other amounts to which the Executive is entitled under any compensation plan of the Company in effect on the date the payments are due, in addition to any other benefits set forth in this Agreement. If the Executive's employment shall be terminated by the Company for Death, the Company shall pay to the estate of the Executive the Executive's full base salary through the period of eight (8) years following the Date of Termination at the highest rate in effect at the date that Notice of Termination is given, plus all other amounts to which the Executive is entitled under any compensation plan of the Company in effect on the date the payments are due, in addition to any other benefits set forth in this Agreement, and the Company shall have no further obligations to the Executive under this Agreement.

            (ii) If the Executive's employment shall be terminated by the Executive for any reason other than for Termination for Cause, Death, Disability, Retirement or Good Reason after a Change in Control, the Company shall pay to the Executive the Executive's full base salary through the Term of this Agreement, plus an additional five (5) years following the Date of Termination, at the highest rate in effect at the date that Notice of Termination is given, plus all other amounts to which the Executive is entitled under any compensation plan of the Company in effect on the date the payments are due , in addition to any other benefits set forth in this Agreement, and the Company shall have no further obligations to the Executive under this Agreement.

      (b) Severance Benefits. If the Executive's employment shall be terminated by the Company within three (3) years after a Change in Control of the Company, for reasons other than for Termination for Cause, Retirement, Death or Disability, or terminated by the Executive for Good Reason within three (3) years after a Change in Control of the Company, then, subject to the limitations set forth in Subparagraph 5(d) below, the Executive shall be entitled to the benefits provided below:

            (i) the Company shall pay the Executive the Executive's full base salary through the Date of Termination, plus (5), five years at the rate equal to the greater of the rate in effect on the date prior to the Change in Control and the rate in effect at the time Notice of Termination is given, plus all other amounts to which the Executive is entitled under any compensation plan of the Company in effect on the date, the payments are due, except as otherwise provided below;

            (ii) in lieu of any further salary payments to the Executive for periods subsequent to the Date of Termination, except as provided in Paragraph 5(d) below, the Company shall pay as severance pay to the Executive a lump sum severance payment equal to 900% of an average annual amount actually paid by the Company or any parent or subsidiary of the Company to the Executive and included in the Executive's gross income for services rendered in each of the five prior calendar years (or shorter period during which the Executive shall have been employed by the Company or any parent or subsidiary of the Company), less $100;

            (iii) in consideration of the surrender on the Date of Termination of the then outstanding options ("Options") granted to the Executive, if any, under the stock option plans of the Company, or otherwise, for shares of common stock of the Company ("Company Shares"), except as provided in Paragraph 5(d) below, the Executive shall receive an amount in cash equal to the product of (A) the excess of, (x) in the case of options granted after the date of this Agreement that qualify as incentive stock options ("ISOs") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), the closing price on or nearest the Date of Termination of Company Shares as reported in the principal national securities exchange on which the Company's Shares are listed or admitted to trading or, if the Company Shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the Company Shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Company Shares selected by the Board of Directors of the Company, and (y) in the case of all other Options, the higher of such closing price or the highest per share price for any Company Shares actually paid in connection with any Change in Control of the Company, over the per share exercise price of each Option held by the Executive (irrespective of whether or not such Option is then fully exercisable), times
(B) the number of Company Shares covered by each such Option (irrespective of whether or not such Option is then fully exercisable). The parties hereto acknowledge and agree that the benefits afforded to the Executive under this Subparagraph (iii) do not, and shall not be deemed to, materially increase the benefits accruing to the Executive under any stock option plan under which any such Options are granted. Insofar as the Executive receives full payment under this Subparagraph (iii) with respect to the surrender of all such Options, such Options so surrendered shall be canceled upon the Executive's receipt of such payment. However, if pursuant to the limitations set forth under Paragraph 5(d) below, the full amount described under this Subparagraph 5(b)(iii) cannot be paid, the number of Options which are canceled shall be reduced so that the ratio of the value of the canceled Options to the value of all such Options equals the ratio of the amount payable under this Subparagraph 5(b)(iii) after the application of the limitation described under Paragraph 5(d), to the amount that otherwise would have been paid under this Subparagraph 5(b)(iii) in the absence of such limitations. The Options canceled pursuant to the immediately preceding sentence shall be those Options providing the smallest "excess amounts" as determined under Subparagraph 5(b)(iii)(A). For those Options not surrendered and canceled pursuant to this subparagraph, the Company shall guaranty the Executive's loan for such amount as needed by the Executive to exercise those outstanding Options that may be exercised as they become exercisable by the Executive. Additionally, those stock options not surrendered and canceled as determined in this Subparagraph 5(b)(iii) shall hereinafter become fully exercisable for the remaining term of such stock option grant, regardless whether the Executive continues as an employee of the Company; and

            (iv) The Company shall also pay to the Executive all legal fees and expenses incurred by the Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 499 of the Code to any payment or benefit provided hereunder).

      (c) Date Benefits Due. The payments provided for in Paragraph 5(b) above shall be made not later than the fifth day following the Date of Termination, provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to the Executive on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 7872(f)(2) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to the Executive repayable on the fifth day after demand by the Company (together with interest at the rate provided in Section 7872(f)(2) of the Code).

      (d) Reduction to Avoid Non-Deductibility. Any of the other provisions of this Agreement notwithstanding, if any payment to be made by the Company pursuant to this Agreement to the Executive or for the Executive's benefit (the "Payments") otherwise would not be deductible by the Company for Federal income tax purposes due to the provisions of the Code Section 280G, the aggregate present value (determined as of the date of the Change in Control) of the Payments shall be reduced (but not to a negative amount) to an amount expressed in the present value as of such date (the "Reduced Amount") that maximizes the present value of the Payments without causing any payment to be nondeductible by the Company due to the Code Section 280G. The determination of the Reduced Amount and the accompanying reduction in Payments shall be made by the independent certified public accountants for the Company. Any such decrease in Payments shall be applied to the amounts to be paid to the Executive or for the Executive's benefit hereunder in the following order but only to the extent such amounts would be taken into account in determining whether the Payments constitute "parachute payments" within the meaning of the Code Section 280G(b)(2)(A): (i) to decrease the amounts payable to the Executive pursuant to Subparagraph 5(b)(iii); (ii) to decrease the amounts payable to the Executive pursuant to Subparagraph 5(b)(ii); (iii) to decrease the amounts payable to the Executive pursuant to Section 5(j); (iv) to decrease the amounts payable to the Executive pursuant Subparagraph 5(b)(iv); and (v).to decrease the amounts payable to the Executive pursuant to Section 5(a)

      (e) Determination of Reduced Amount. The determination of the Reduced Amount and of the reduction in the Payments shall be communicated to the Executive in writing by the Company. If the Executive does not agree with such determinations, the Executive may give written notice of such disagreement to the Board within five (5) days of the Executive's receipt of the determination, and within fifteen (15) days after the Executive's notice of disagreement, the Executive shall deliver to the Board the Executive's calculation of the reduction in Payments. If the Executive fails to give notice of disagreement or to furnish the Executive's calculation in accordance with the provisions of the immediately preceding sentence, the Executive shall be conclusively deemed to have accepted the determinations made by the independent public accountants for the Company. If the accountants for the Company and the Executive's accountants are unable to agree upon the reduction of Payments within ten (10) days of the receipt of the Board of the Executive's calculation, the determination of the reduction in Payments shall be made by a third accounting firm picked by the Company's accountants and the Executive's accountants (the "Arbiter") whose determination shall be final and binding upon the Executive and the Company, except to the extent provided below. The Company shall withhold for income tax purposes all amounts that the Company's independent certified public accountants believe that the Company is required to withhold.

      (f) Arbiter to Resolve Disputes. If the Arbiter's and the Company's accountant's fees shall be borne solely by the Company. The Executive's accountant's fees shall be borne by the Executive.

      (g) Final Payment. As promptly as practicable after the final determination of the reduction in Payments, the Company shall pay to the Executive or for the Executive's benefit the amounts determined to be payable.

      (h) IRS Ruling. In the event there is a final determination by the Internal Revenue Service or by a court of competent jurisdiction that any portion of the Payments are not deductible by the Company by reason of Section 280G, then the amount of the Payments that exceeds the amount deductible by the Company shall be deemed to be a loan by the Company to the Executive, which shall be repaid by the Executive five (5) days after delivery of a demand by the Company therefor together with interest from the date paid by the Company to the date repaid by the Executive at the rate provided for a demand loan in Section 7872(f)(2) of the Code.

      (i) Interpretation. The provisions of this Section 4 shall be interpreted in a manner that will avoid the disallowance of a deduction to the Company pursuant to Section 280G and the imposition of excise taxes on the Executive under Section 4899 of the Code.

      (j) Additional Fringe Benefits. If the Executive's employment shall be terminated by the Company other than for Termination for Cause, Retirement, Death or Disability or by the Executive within three years after a Change in Control of the Company for Good Reason, then for an (8) year period after such termination, the Company shall arrange to provide the Executive with life, disability, Health and accident insurance benefits substantially similar to those that the Executive was receiving immediately prior to the Notice of Termination. In addition to the benefits set forth above, the Company shall reimburse the Executive for the cost of leasing, insuring and maintaining (including the cost of fuel) a luxury automobile of the Executive's choice not to exceed $800 per month during the eight (8) year period following the Executive's termination.

      Benefits otherwise receivable by the Executive pursuant to this Paragraph 5(j) shall be reduced to the extent comparable benefits are otherwise received by the Executive during the three (3) year period following the Executive's termination and any such benefits otherwise received by the Executive shall be reported to the Company.

      (k) No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Paragraph 5 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Paragraph 5 be reduced by any compensation earned by the Executive as the result of the Executive's employment by another employer, by any retirement benefits, by offset against any amount claimed to be owing by the Executive to the Company, or otherwise, except as specifically provided in this Paragraph 5.

      (l) The benefits provided in this Paragraph 5 shall replace benefits provided to the Executive other than in this Agreement only in the circumstances set forth herein, and under all other circumstances, the Executive's benefits will be determined in accordance with other agreements between the Company and the Executive and other plans, arrangements and programs of the Company in which the Executive participates.

      (m) Notwithstanding anything in this Agreement, the Company shall arrange to provide the Executive and his immediate family with health insurance benefits substantially similar to those that the Executive was receiving, immediately prior to the Notice of Termination, for the remainder of his and his spouse's life.

      6. Termination for Cause. Termination by the Company of the Executive's employment for cause (hereinafter referred to as "Termination for Cause), shall mean termination upon (i) the willful and continued failure by the Executive to substantially perform the Executive's material duties with the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness or any such failure after the issuance by the Executive for Good Reason of a Notice of Termination (as the terms "Good Reason" and "Notice of Termination" are defined in this Agreement) after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the material duties that the Board believes that the Executive has not substantially performed, or (ii) the willful engaging by the Executive in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise. For purposes of this Paragraph 6, no act, or failure to act, on the Executive's part, shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Company, or (iii) the conviction of the Executive of a felony, limited solely for a crime related to the business operations of the Company, or that results in the Executive being unable to substantially carry out his duties as set forth in this Agreement, or (iv) the commission of any act by the Executive against the Company that may be construed as the crime of embezzlement, larceny, and/or grand larceny. Any other provision in this paragraph to the contrary notwithstanding, the Executive shall not be deemed to have been terminated for Termination for Cause unless and until the Board duly adopts a resolution by the affirmative vote of no less than three-quarters (3/4) of the entire membership of the Board, at a meeting of the Board called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Executive was guilty of conduct described in Subparagraphs (i), (ii) or (iv) of this paragraph and specifying the particulars thereof in detail and a certified copy of such resolution is delivered to the Executive.

      7. Non-Disclosure of Confidential Information and Non- Competition

      (a) The Executive acknowledges that the Executive has been informed that it is the policy of the Company to maintain as secret and confidential all information (i) relating to the products, processes, designs and/or systems used by the Company and (ii) relating to the customers and employees of the Company (all such information hereafter referred to as "confidential information"), and the Executive further acknowledges that such confidential information is of great value to the Company. The parties recognize that the services to be performed by the Executive are special and unique, and that by reason of his employment by the Company, the Executive has and will acquire confidential information as aforesaid. The parties confirm that it is reasonably necessary to protect the Company's goodwill, and accordingly the Executive does agree that the Executive will not directly or indirectly (except where authorized by the Board of Directors of the Company for the benefit of the Company):

            A. At any time during his employment by the Company or after the Executive ceases to be employed by the Company, divulge to any persons, firms or corporations, other than the Company (hereinafter referred to collectively as "third parties"), or use or allow or cause or authorize any third parties to use, any such confidential information; and

            B. At any time during his employment by the Company and for a period of one (1) year after the Executive ceases to be employed by the Company, solicit or cause or authorize directly or indirectly to be solicited, for or on behalf of the Executive or third parties, any business from persons, firms, corporations or other entities who were at any time within one (1) year prior to the cessation of his employment hereunder, customers of the Company; and

            C. At any time during his employment by the Company and for a period of one (1) year after the Executive ceases to be employed by the Company, accept or cause or authorize directly or indirectly to be accepted, for or on behalf of the Executive or third parties, any business from any such customers of this Company; and

            D. At any time during his employment by the Company and for a period of one (1) year after the Executive ceases to be employed by the Company, solicit or cause or authorize directly or indirectly to be solicited for employment, for or on behalf of the Executive or third parties, any persons (excluding any individuals residing in the same immediate primary residence as the Executive, and/or the Executive's immediate family) who were at any time within one year prior to the cessation of his employment hereunder, employees of the Company; and

            E. At any time during his employment by the Company and for a period of one year after the Executive ceases to be employed by the Company, employ or cause or authorize directly or indirectly to be employed, for or on behalf of the Executive or third parties, any such employees of the Company; and

            F. At any time during his employment by the Company and for a period of one (1) year after the Executive ceases to be employed by the Company, compete with the Company in any fashion or work for, advise, be a consultant to or an officer, director, agent or employee of or otherwise associate with any person, firm, corporation or other entity which is engaged in or plans to engage in a business or activity which competes with any business or activity engaged in by the Company, or which is under development or in a planning stage by the Company.

            Notwithstanding the above, should the Executive not be receiving compensation from the Company either in a lump sum, or on a regular basis for a period at least equal to one (8) years, or life, as set forth in this Agreement following his Date of Termination, then Subparagraphs 7(C), 7(E) and 7(F) shall be ineffective. Additionally, Subparagraphs 7(C), 7(D), and 7(E) shall be ineffective as it relates to the spouse of the Executive.

      (b) The Executive agrees that, upon the expiration of his employment by the Company for any reason, the Executive shall forthwith deliver up to the Company any and all records, drawings, notebooks, keys and other documents and material, and copies thereof in his possession or under his control which is the property of the Company or which relate to any confidential information or any discoveries of the Company.

      (c) The Executive agrees that any breach or threatened breach by the Executive of any provision of this Section 7 shall entitle the Company, in addition to any other legal remedies available to it, to enjoin such breach or threatened breach through any court of competent jurisdiction. The parties understand and intend that each restriction agreed to by the Executive herein above shall be construed as separable and divisible from every other restriction, and that the unenforceability, in whole or in part, of any restriction will not affect the enforceability of the remaining restrictions, and that one or more or all of such restrictions may be enforced in whole or in part as the circumstances warrant.

      (d) For the purposes of this Section, the term "Company" shall mean and include any and all subsidiaries, parents and affiliated corporations of the Company in existence from time to time.

      8. Change in Control.

      (a). Effectiveness of Change in Control Provisions. The terms set forth in this Paragraph 8, shall be effective should a Change in Control of the Company, as defined below, have occurred during the term of this Agreement, or during any extensions thereof, and shall continue in effect for a period of thirty-six (36) months beyond the month in which such Change in Control occurred. However, the definitions set forth in Subparagraph 8(c) shall apply throughout this Agreement.

      (b) Change in Control. No benefits shall be payable hereunder unless an event as set forth below, shall have occurred (hereinafter called a "Change in Control"):

            (i) Any person including any individual, firm, partnership or other entity, together with all Affiliates and Associates (as defined by ss.240.12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") of such person, directly or indirectly acquires securities of the Company's then outstanding securities representing twenty percent (20%) or more of the voting securities of the Company, such person being hereinafter referred to as an Acquiring Person; or, but excluding:

                  (A) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary of the Company, or

                  (B) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Company, or

                  (c) the Company or any Subsidiary of the Company, is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange
Act),or

                  (D)a person who acquires securities of the Company directly from the Company pursuant to a transaction that has been approved by a vote of at least a majority of the Incumbent Board, or

            (ii) Individuals who, on the date hereof, constitute the Incumbent Board shall cease for any reason to constitute a majority of the Board; or

            (iii) The stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Company or such other surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

      (c) Definitions. For the purposes of this Agreement, the following terms shall mean:

            (i) "Incumbent Board" shall mean the members of the Board, who were members of the Board prior to the date of this Agreement.

            (ii) "Subsidiary" shall mean any corporation of which an amount of voting securities sufficient to elect at least a majority of the directors of such corporation is beneficially owned, directly or indirectly, by the Company, or is otherwise controlled by the Company.

            (iii) "Good Reason" shall mean, without the Executive's express written consent, the occurrence of any of the following circumstances unless, such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Paragraphs 8(c)(iv) and
(v), respectively, given in respect thereof:

                  (A) the assignment to the Executive of any duties inconsistent with the Executive's status as Chairman of the Board, and/or Chief Executive Officer of the Company, or a substantial adverse alteration in the nature or status of the Executive's responsibilities from those in effect immediately prior to a Change in Control of the Company;

                  (B) a reduction by the Company in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time, except for across-the-board salary reductions similarly affecting all senior executives of the Company and all senior executives of any person in control of the Company;

                  (c) the relocation of the Company's principal executive offices to a location which is not within the boundaries of New York, Queens, Nassau and Suffolk counties within the state of New York or the Company requiring the Executive to be based anywhere other than the Company's principal executive offices, except for required travel on the Company's business to an extent substantially consistent with the Executive's present business travel obligations, or the adverse and substantial alteration of the office space or secretarial or support services provided to the Executive for the performance of the Executive's duties;

                  (D) the failure by the Company, without the Executive's consent, to pay to the Executive any portion of the Executive's current compensation, except pursuant to an across-the-board compensation deferral similarly affecting all senior executives of the Company and all senior executives of any person in control of the Company, or the failure by the Company to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of the Company, within seven (7) days of the date such compensation is due;

                  (E) the failure by the Company to continue in effect any compensation plan in which the Executive participates that is material to the Executive's total compensation, including but not limited to the Company's Incentive Stock Option Plan, 401(k) plan, cafeteria or salary reduction plan, or any other or substitute plans adopted prior to a Change in Control of the Company, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by the Company to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other participants, than the Executive's participation as it existed at the time of a Change in Control of the Company;

                  (F) unless such action is pursuant to an across-the-board reduction in benefits similarly affecting all senior executives of the Company and all senior executives of any person in control of the Company, the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed by the Executive under any of the Company's pension, life insurance, automobile reimbursement, Company credit card, medical, health and accident, or disability plans, if any, in which the Executive was participating at the time of a Change in Control of the Company, or the taking of any action by the Company that would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at the time of a Change in Control of the Company, or the failure by the Company to provide the Executive with the number of paid vacation or sick days to which the Executive is entitled under this Agreement at the time of a Change in Control of the Company;

                  (G) the failure of the Company to obtain a satisfaction agreement from any successor to assume and agree to perform this Agreement, as contemplated in Paragraph 5 hereof; or

                  (H) any purported termination of the Executive's employment that is not affected pursuant to a Notice of Termination satisfying the requirements of Subparagraph 8(c)(iv) below (and, if applicable, the requirement of Paragraph 6 above); for purposes of this Agreement, no such purported termination shall be effective.

            The Executive's right to terminate the Executive's employment pursuant to this paragraph shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of right with respect to, any circumstances constituting Good Reason hereunder.

            (iv) "Notice of Termination" shall mean a notice that shall indicate the specific termination provision of this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

            (v) "Date of Termination" shall mean (A) if employment is terminated for Disability, thirty (30) days after Notice of Termination is given (provided, that the Executive shall not return to the full-time performance of the Executive's duties during such thirty (30) day period), or (B) if employment is terminated due to Death of the Executive, upon receipt of Notice of Termination or (c) if employment is terminated pursuant to any other provision in this Agreement, the date specified in Notice of Termination (which, in the case of a termination pursuant to any provision of this Agreement other than for Disability and Death shall not be less than fifteen (15) nor more than sixty
(60) days, respectively, from the date such Notice of Termination is given).

            Notwithstanding the above, provided, that if within fifteen (15) days after any Notice of Termination is given to the Executive or prior to the Date of Termination (as determined without regard to this provision) the Executive receiving such Notice of Termination notifies the Company that a dispute exists concerning such termination, that during the pendency of any such dispute, the Company will continue to pay the Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue the Executive as a participant in all compensation, benefit, and insurance plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved. However, should final resolution of the dispute result in the Notice of Termination being affirmed in the forum, as set forth in Paragraph 16, utilized for resolving said dispute, then the Executive shall be liable to the Company for all compensation, benefit, and insurance plans paid and/or provided to the Executive during the period that the Notice of Termination was in dispute.

            Amounts paid under this subparagraph are prior to all other amounts due under this Agreement and shall not reduce any other amounts due under this Agreement, which other amounts shall be in addition to, and shall not be offset by, amounts due under this subparagraph.

            Anything to the contrary herein notwithstanding, twenty-four hours after written notice to the Executive, the Company may relieve the Executive of authority to act on behalf of, or legally bind, the Company, provided, that any such action by the Company shall be without prejudice to the Executive's right to the compensation and benefits provided under this Agreement and the Executive's right to termination hereunder under such circumstances and with the compensation and benefits following such termination as provided in this Agreement.

            (vi) "Disability"- If the Executive, due to physical or mental illness or incapacity, is unable fully to perform his duties herein for twelve
(12) consecutive months.

            (vii) "Death"- If the Executive shall die during the term of this Agreement.

            (viii) ""Retirement"- Shall mean termination in accordance with the Company's retirement policy, if any, including early retirement, generally applicable to its salaried employees or in accordance with any retirement arrangement established with the Executive's consent with respect to the Executive.

      (d) Termination Following Change in Control. If any of the events described in Paragraph 8(b) hereof constituting a Change in Control of the Company shall have occurred, the Executive shall be entitled to the benefits provided in Paragraph 5 hereof upon the subsequent termination of the Executive's employment during the term of this Agreement unless such termination is (i) because of the Executive's Death, Disability or Retirement, (ii) by the Company for Termination for Cause, or (iii) by the Executive for Good Reason within three years after a Change in Control shall have occurred.

      (e) Notice of Termination. Any purported termination of the Executive's employment by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with Paragraph 15 hereof.

      9. Successors; Binding Agreement.

         (a) Assumption by Successor. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as the Executive would be entitled hereunder if the Executive terminates the Executive's employment for Good Reason following a Change in Control of the Company, except that for purposes of implementing this paragraph, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid that assumes and agrees to perform this Agreement by operation of law, or otherwise.

      (b) Successors. Neither this Agreement nor any right or interest hereunder shall be assignable by the Executive (except by will or intestate succession) or any successor to the Executive's interest, nor shall it be subject to attachment, execution, pledge or hypothecation, but this Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representative, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die while any amount would still be payable to the Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee or other designee or, if there is no such designee, to the Executive's estate.

      10. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party that are not set forth in this Agreement. All references to sections of the Exchange Act or the Code shall be deemed also to refer to any successor provisions to such sections. Any payments provided for hereunder shall be paid net of any applicable withholding required under federal, state or local law. The obligations of the Company under Paragraph 5 shall survive the expiration of the term of this Agreement.

      11. Severance and Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

      12. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

      13. Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the subject matter hereof, supersedes any prior agreement between the parties, and may not be changed or terminated orally. No change, termination or attempted waiver of any of the provisions hereof shall be binding unless in writing and signed by the party to be bound; provided, however, that the Executive's compensation and benefits may be increased at any time by the Company without in any way affecting any of the other terms and conditions of this Agreement, which in all other respects shall remain in full force and effect.

      14. Negotiated Agreement. This Agreement has been negotiated and shall not be construed against the party responsible for drafting all or parts of this Agreement.

      15. Notices. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally or received by United States registered or certified mail, return receipt requested, postage prepaid, or by nationally recognized overnight delivery service providing for a signed return receipt, addressed to the Executive at the Executive's home address set forth in the Company's records and to the Company at the address set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Board with a copy to counsel to the Company, at Muenz & Meritz, P.C., 3 Hughes Place, Dix Hills, New York 11746, Attention:
Lawrence A. Muenz, Esq., or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

      16. Governing Law and Resolution of Disputes. All matters concerning the validity and interpretation of and performance under this Agreement shall be governed by the laws of the State of New York. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Garden City, New York, in accordance with the rules of the American Arbitration Association ("AAA") then in effect. Any judgment rendered by the arbitrator as above provided shall be final and binding on the parties hereto for all purposes and may be entered in any court having jurisdiction; provided, however, that the Executive shall be entitled to seek specific performance of the Executive's right to be paid following termination for any reason during the pendency of any dispute or controversy arising under or in connection with this Agreement. The Company share bear the total cost of filing fees for the initial Demand of Arbitration, as well as all charges billed by the AAA, regardless of which party shall commence the action. The Company shall bear the cost of the Executive's legal fees regarding any dispute or controversy arising under or in connection with this Agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

INTERNATIONAL VOICE TECHNOLOGIES, CORP.


By:_____________________________      Dated:______________________

Title:__________________________

JEROME MAHONEY


By:___________________________      Dated:______________________