Form 10KSB/A
period 2000-12-31
IVOICE COM INC /DE
filed 2001-05-01
CIK 1105064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                 AMENDMENT No.1

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and reports on Form 8-K

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company has one director who is also one of the Company's two principal officers. He has served in the position shown since May 1999, and is expected to continue to serve until the next annual meeting of shareholders.

                                                            Period Served as
Name                       Age       Position               Officer\Director
----                       ---       --------               ----------------

Jerome R. Mahoney          41        President, CEO,        5-21-99 to present
                                      Director

Kevin Whalen               37        CFO                    5-16-00 to present

There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

Business Experience

            Jerome R. Mahoney. Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

      Kevin Whalen. From 1996 to 2000, has served as the Corporate Controller for Willcox and Gibbs, Inc., a $160 million international sales and distribution company. He was responsible for preparing consolidated analytical statements and SEC filings and managing the company's independent audits, and assisted in the registration of an $85 million public bond offering. Mr. Whalen received a B.S. in Commerce from Rider College, Lawrenceville, N.J. in 1986 and is a member of the American Institute of Certified Public Accountants.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Registrant and persons who own more than ten percent of a registered class of iVoice.com, Inc. equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to iVoice.com, Inc. Jerome R. Mahoney has failed to file on a timely basis the necessary reports on Form 4 for the current fiscal period and intends to complete these filings within 2 weeks of the date hereof

Item 10. Executive Compensation.

      The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the 2000 and 1999 fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                              Securities
                                                                Other Annual   Restricted     Underlying       LTIP      All Other
Name and Position(s)              Year     Salary($)    Bonus   Compensation      Stock      Options/SARs     Payouts   Compensation
--------------------              ----     ---------    -----   ------------      -----      ------------     -------   ------------
Jerome R. Mahoney ............    2000     $192,000       0          0              0             0              0           0
   Chief Executive Officer and    1999     $180,000       0          0              0             0              0           0
   President

Joel G. Beagelman (2)             2000      $39,000       0          0              0             0              0           0
   Former CFO, Secretary and      1999     $104,000
   Treasurer

(1) Represents restricted stock that may not be sold unless pursuant to an exemption under the Securities Act of 1933.

(2) Effective May 16, 2000, Mr. Beagelman resigned as our Chief Financial Officer, Secretary, and Treasurer.

Employment Contracts

On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on April 30, 2001 by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the executive officers named in the "Summary Compensation Table," and (4) all directors and executive officers as a group.

      The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 30, 2001, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The shares of our Class A common stock represented here includes the shares of our Class A common stock that the beneficial holders would directly possess if they converted all shares of our Class B common stock held by them.

Name and Address of                                           Amount and Nature of           Percentage of
 Beneficial Owner                        Title of Class         Beneficial Owner               Class (1)
 ----------------                        --------------         ----------------               ---------
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Joel Beagelman                       Class A common stock        8,703,184(2)                     6.0%
750 Highway 34
Matawan, NJ 07747

SECURITY OWNERSHIP OF MANAGEMENT

Jerome R. Mahoney                    Class A common stock       39,552,356(3)                    52.1%
c/o iVoice.com, Inc.                 Class B common stock       36,400,000(4)                        -
750 Highway 34
Matawan, New Jersey
07747

*     Less than 1%

(1) Based on 109,408,058 outstanding shares of our Class A common stock and 364,000 shares of our Class B common stock, which Class B shares are convertible into 36,400,000 shares of Class A common stock.

(2) Includes 300,000 shares held by Mr. Beagelman's three children and 3,184 shares held by his wife.

(3) Includes 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children and 364,000 shares of Class B common stock held by Mr. Mahoney that have the voting power of, and may be converted into 36,400,000 shares of Class A common stock.

(4) The shares of Class B common stock held by Mr. Mahoney have the voting power of, and may be converted into 36,400,000 shares of Class A common stock.

Item 12. Certain Relationships and Related Transactions.

      During the period from June 2000 to March, 2001, Jerome R. Mahoney, President and Chief Executive Officer of the Company, sold Common Stock Shares of the Company and has loaned proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney. As of April 23, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,568,327.

            Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this Note by issuing Jerome Mahoney, or his assigns, one Class B common stock share of iVoice.com, Inc., no par value, for each dollar owed.

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