Form 10QSB
period 2001-03-31
IVOICE COM INC /DE
filed 2001-05-15
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number: 000-29341

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

Registrant's Telephone Number, Including Area Code: (732) 441-7700

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

YES |X| NO |_|

Number of shares of Class A, common stock, $.01 par value, outstanding as of April 21, 2000: 109,408,548
                                iVOICE.COM, INC.
                              FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 2001 (Unaudited)                1

                 Statements of Operation -
                 For the three months ended March 31, 2001 and 2000         2

                 Statements of Cash Flows -
                 For the three months ended March 31, 2001 and 2000       3 - 4

                 Notes to the financial statements                        5 - 9

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10 - 12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         13

         Item 3. Defaults upon Senior Securities                           13

         Item 6. Exhibits and Reports on Form 8-K                          13
                                iVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                                 March 31,
                                                                                    2001
                                                                                    ----
                                                                                (Unaudited)
    ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $   151,922
   Accounts receivable, net of allowance for
    doubtful accounts of $31,025                                                    270,707
   Inventory                                                                         20,104
   Prepaid expenses and other current assets                                         10,986
                                                                                -----------
    Total current assets                                                            453,719
                                                                                -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
      $57,111                                                                       131,163
                                                                                -----------

OTHER ASSETS
   Software license costs, net of accumulated
    amortization of $190,400                                                        353,600
   Financing costs, net of accumulated amortization of $13,201                      146,626
   Intangible assets, net of accumulated amortization of $11,198                    281,143
   Deposits and other assets                                                         13,900
                                                                                -----------
      Total other assets                                                            795,269
                                                                                -----------

      TOTAL ASSETS                                                              $ 1,380,151
                                                                                ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Obligations under capital leases - current                                  $    29,878
    Accounts payable and accrued expenses                                           559,340
    Due to related parties                                                          771,419
    Convertible debentures                                                          287,000
    Billings in excess of estimated costs on uncompleted contracts                  157,724
                                                                                -----------
       Total current liabilities                                                  1,805,361
                                                                                -----------

LONG-TERM DEBT
    Obligation under Capital leases - non-current                                    40,873
                                                                                -----------
        Total liabilities                                                         1,846,234
                                                                                -----------

COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIENCY
    Common stock, Class A - par value $.01; authorized
    150,000,000 shares, 109,408,548 issued and outstanding                        1,094,087
    Common stock, Class B - no par value; authorized 700,000
     shares; 700,000 shares issued; 364,000 shares outstanding                           37
    Additional paid in capital                                                    8,188,406
    Accumulated deficit                                                          (9,748,613)
                                                                                -----------
       Total stockholders' deficiency                                              (466,083)
                                                                                -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 1,380,151
                                                                                ===========

     The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2001           2000
                                                      -----------    -----------

SALES, net                                             $  82,340      $ 397,348

COST OF SALES                                             45,686        101,677
                                                       ---------      ---------

GROSS PROFIT                                              36,654        295,671
                                                       ---------      ---------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      46,312        112,987
    General and administrative expenses                  536,406        425,627
    Research and development                             128,331          9,620
    Bad debt expense                                      10,000          7,500
    Depreciation and amortization                         40,239         30,903
                                                       ---------      ---------
Total selling, general and administrative expenses       761,288        586,637
                                                       ---------      ---------

LOSS FROM OPERATIONS                                    (724,634)      (290,966)
                                                       ---------      ---------

OTHER EXPENSE
    Interest expense                                      40,544        144,250
                                                       ---------      ---------
Total other expenses                                      40,544        144,250
                                                       ---------      ---------

LOSS BEFORE INCOME TAXES                                (765,178)      (435,216)

PROVISION FOR INCOME TAXES                                    --             --
                                                       ---------      ---------

NET LOSS                                               $(765,178)     $(435,216)
                                                       =========      =========

NET LOSS PER COMMON SHARE
    Basic                                              $   (0.01)     $   (0.01)
                                                       =========      =========
    Diluted                                            $   (0.01)     $   (0.01)
                                                       =========      =========

    The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            2001           2000
                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                              $(765,178)     $(435,216)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and amortization                            52,143         30,903
   Bad debt expense                                         10,000          7,500
   Amortization of debt issue costs                             --        144,250
   Common stock issued for consulting services              80,055        252,619
   Common stock issued for compensation                    224,000             --
   Common stock issued for interest                          6,559             --
   Changes in certain assets and liabilities:
           Accounts receivable                              11,847       (243,324)
           Inventory                                           124          1,270
           Accounts payable and accrued liabilities         21,503         17,759
           Legal settlement payable                             --       (300,000)
           Deferred revenue                                (12,513)            --
           Other assets                                    148,725         (9,000)
                                                         ---------      ---------
Total cash used in operating activities                   (222,735)      (533,239)
                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           --        (10,159)
   Purchase of goodwill                                     (3,090)            --
                                                         ---------      ---------
Total cash used in investing activities                     (3,090)       (10,159)
                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                129,931             --
   Proceeds from exercise of options on common stock            --        300,000
   Proceeds from related party loans                       229,000             --
   Repayments of related party loans                       (30,000)            --
   Prepaid offering and debt issue costs                        --        (31,500)
   Sale of convertible debentures                               --        150,000
   Payment of capital lease obligations                     (6,533)            --
                                                         ---------      ---------
Total cash provided by financing activities                322,398        418,500
                                                         ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   96,573       (124,898)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             55,349        195,861
                                                         ---------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 151,922      $  70,963
                                                         =========      =========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                      $   4,020      $      --
                                                         =========      =========
   Income taxes                                          $      --      $      --
                                                         =========      =========

    The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2001:

a) During the three months ended March 31, 2001, the Company issued 705,000 restricted shares of its Class A common stock for services valued at $80,055.

b) During the three months ended March 31, 2001, the Company issued 2,020,834 restricted shares of its Class A common stock as compensation valued at $224,000.

c) During the three months ended March 31, 2001, the Company issued 104,110 restricted shares of its Class A common stock as interest on its 12% Convertible Debentures valued at $6,559.

March 31, 2000:

a) During the three months ended March 31, 2000, the Company converted a $4,500,000 legal settlement payable into 2,000,000 restricted shares of its Class A common stock.

b) During the three months ended March 31, 2000, the Company issued $150,000 of 12% convertible debentures Convertible into Class A Common Stock at the option of the holder at a conversion discount of fifty percent (50%) from the average bid price during the twenty trading days prior to the conversion date. The 50% conversion discount totaling $150,000 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

c) During the three months ended March 31, 2000, the Company issued 100,000 restricted shares of its Class A common stock for services valued at $234,000.

d) During the three months ended March 31, 2000, 179,898 of options were exercised at the strike price of $0.1035 per share. These shares were exercised for $18,619 of services performed by the option holder.

    The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and do not contain certain information included in the Company's annual statements and notes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's annual financial statements as reported in the Form 10-KSB for the fiscal year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

      For further information, refer to the Company's financial statements for the fiscal year ended December 31, 2000, included in its Form 10-KSB for such fiscal period.

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

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                  2001                   2000
                                              -----------             ----------
Basic and Diluted                             107,476,215             58,553,629
                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 2 - CONVERTIBLE DEBENTURES

      From October 1999 through February 2000, the Company issued convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of March 31, 2001, $213,000 in principal and $6,559 in accrued interest had been converted into 1,905,048 shares of the Company's Class A common stock leaving an outstanding principal balance of $287,000 and $62,257 in unpaid interest.

      The Company has been advised by one of the debenture holders that the Company was in breach of some of the terms of the debentures. The Company has reached settlement terms with this previous holder whereby the Company will issue 450,000 shares to this former holder in full settlement of the former debenture holder's claim.

NOTE 3 - DUE TO RELATED PARTY

      During the period from June 2000 through March 31, 2001, Jerome R. Mahoney, President and Chief Executive Officer of the Company, sold Common Stock Shares of the Company and has loaned proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney. As of March 31, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,042,711.

      Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this Note by issuing Jerome Mahoney, or his assigns, one Class B common stock share of iVoice.com, Inc., no par value, for each dollar owed.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES

      In April 2000, the Company entered into a two-year lease agreement for their office currently utilized as the corporate headquarters. Monthly lease payments total $11,000.

      In May 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

      The Company has been named defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed March 14, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $15,000 for placement services performed by Lighthouse. The Company is currently in discussions with the plaintiff's attorney to reach payment terms favorable to each party.

      The Company has been named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. The Company is in dispute of the amount owed and intends to vigorously defend itself in this suit.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 5 - CAPITAL LEASE OBLIGATIONS

      During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

      The future minimum lease payments due under the capital leases at March 31, 2001 are follows:

      Lease payable for computer equipment, payable
      at $1,367 per month, including interest at 22.31%
      Final payment is due June 2003                                     $28,811

      Lease payable for furniture, payable at $2,151 per
      month, including interest at 20.79%. Final payment
      due April 2003.                                                     41,940
                                                                         -------
      Present value of net minimum lease payments                        $70,751
                                                                         =======

      The future minimum lease payments                                  $88,521
      Less amount representing interest                                   17,770
                                                                         -------
      Present value of net minimum lease payments                         70,751
      Less current portion                                                29,878
                                                                         -------
      Long term capital lease obligations                                $40,873
                                                                         =======

NOTE 6 - COMMON STOCK

      The Company issuance of common stock for the three months ended March 31, 2001 is as follows:

      a)    Class A Common Stock

            Class A common stock consists of the following as of March 31, 2001:
            150,000,000 shares of authorized common stock with a par value of $.01. As of March 31, 2001, 109,408,548 shares were issued and outstanding.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 6 - COMMON STOCK - continued

      a)    Class A Common Stock- continued

            Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock.

            For the three months ended March 31, 2001, the Company had the following transactions:

                  1. The Company issued 1,019,287 shares of its Class A common stock for services rendered.

                  2. The Company issued 2,020,834 shares of its Class A common stock for compensation valued at $224,000.

                  3. The Company issued 1,172,000 shares of its Class A common to Swartz Private Equity under the terms of their financing agreement with Swartz for net proceeds of $129,931

                  4. The Company issued 328,951 shares of its Class A common stock as repayment of loans to related parties for a total value of $75,659.

                  5. The Company issued 897,761 shares of Class A common stock for the conversion of $50,000 in debenture principal and $6,559 in accrued interest.

      b)    Class B Common Stock

            Class B Common Stock, no par value per share, consists of 700,000 shares of authorized common stock. Each share of Class B common stock has voting rights equal to 100 shares of Class A common stock and may be converted into 100 shares of Class A common stock at the option of the holder. As of March 31, 2001, 700,000 shares were issued; and 364,000 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments

On April 30, 2001, the Company terminated its investment agreement with Swartz Private Equity, LLC. In accordance with the termination clause in the Investment Agreement with Swartz, the company is required to pay a termination fee in the amount of $172,007. The Company is currently negotiating with Swartz Private Equity to reach payment terms favorable to each party.

On May 2, 2001, the Company issued 450,000 shares of its Class A common stock to one of its 12% convertible debenture holders as settlement for liquidation damages and other charges related to the Company's default on the convertible debentures.

On May 10, 2001, holders of the Company's 12% Convertible Debentures converted $60,000 in principal into 1,000,000 shares of the Company's Class A common stock.

March 31, 2001 compared to March 31, 2000

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2001 were $82,340, as compared to $397,348 for the three months ended March 31, 2000, a decrease of $315,008 or 79.3%. This decrease in revenues was a result of the completion of previously incomplete system installations in the prior year for which the revenue was recognized in that period, not present in the current period, as well as a general slowdown in business telecommunications spending.

Beginning in December 2000 and lasting throughout the first quarter of 2001, in order to establish relationships between the Company and telephony dealers and resellers throughout the United States, the Company provided the software for its Speech Enabled Auto Attendant free of charge for evaluation purposes. In some instances, these dealers and resellers required certain hardware which was sold to them at reduced margins. As a result of these marketing efforts, the Company has developed selling relationships with approximately 23 of these dealers and resellers who have successfully installed and tested the Speech Enabled Auto Attendant and are qualified to resell to their customers.

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

Gross margin for the three months ended March 31, 2001 was $36,654 or 44.5%, as compared to $295,671 or 74.4% for the three months ended March 31, 2000. A decrease of $259,017 or 87.6%. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communicaitons products. As discussed in the above paragraph with respect to sales to telephony dealers and resellers, the gross margin in the current quarter ending March 31, 2001, reflects sales of certain necessary hardware at reduced margins to establish sales channels and increase product exposre to the industry.

Total operating expenses increased $174,651 or 29.8% from $586,637 for the three months ended March 31, 2000 to $761,288 for the three months ended March 31, 2001, A significant portion of the increase in operating expeses for the current quarter was a result of an increase in wages and salaries classified as research and development costs of $118,711, to $128,331 in the three months ending March 31, 2001 from $9,620 in the three months ended March 31, 2000. These costs were incurred to develop new products and enhance existing products. General and adminstrative costs also increased a total of $110,779 from $425,627, in the three months ending March 31, 2000, to $536,406 in the three months ended March 31, 2001, also an increase is payroll costs. These increases were offset by a reduction in selling expenses of $66,675 from $112,987 in the three months ended March 31, 2000 to $46,312 in the three months ended March 31, 2001. The reduction in selling expenses in the current year reflects fewer salespeople as well as a reduction in promotion costs paid in the prior year three months ending March 31, 2000 and not incurred in the current period.

As of March 31, 2001, the Company had 15 full-time employees, and 4 part-time employees for a total of 19 individuals. The company is actively pursuing additions to its sales and technical staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three months ended March 31, 2001 was $724,634 compared to $290,966 for the three months ended March 31, 2001, an increase of $433,668 or 149.0%

Interest expense of $40,544 was incurred for the three month period ending March 31, 2001 versus $144,250 in the three months ending March 31, 2000 or a reduction of $103,706. The three months ending March 31, 2000 reflects amortization of debt discount and financing costs which were not incurred in the current period.

Net loss for the three month period ending March 31, 2001 was $765,178 as compared to $435,216 for the first three months of 2000. The increase in net loss of $329,962 was a result of the factors discussed above.

Liquidity and Capital Resources

We are funding our current operations principally from loans from our principal stockholder that in the aggregate, amount to $1,101,011 at March 31, 2001. We are operating on a negative cash flow basis and anticipate that we will require additional financing on an ongoing basis for the foreseeable future. To achieve our growth potential we will require additional amounts of capital.

In May 2001, the Company entered into a subscription agreement with the May Davis Group, Inc. Under the agreement, the Company will issue $275,000 in 8% convertible debentures and warrants equal to 10% of the number of shares of common stock issuable upon conversion of the debenture. The debentures plus accrued interest are convertible into the Company's Class A common shares at the option of the holder at any time following the closing date which shall be registered under the Securities Act of 1933 (the "Securities Act").

In May 2001, the Company entered into an equity credit facility with a term of eighteen (18) months for the sale of up to $5 million of Class A common stock to a private investor. The shares issuable pursuant to this equity credit facility must also be registered under the Securities Act. This financing allows iVoice to issue common stock and warrants at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown, and iVoice may set a floor price for the shares at the Company's discretion.

There is no assurance that this financing arrangement will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We have been named defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed March 14, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $15,000 for placement services performed by Lighthouse. The Company is currently in discussions with the plaintiff's attorney to reach payment terms favorable to each party however it cannot guarantee a favorable outcome.

      We have been named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. The Company is in dispute of the amount owed and intends to vigorously defend itself in this suit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      In relation to the Company's outstanding 12% Convertible Debentures which are currently in default, the Company has reached settlement terms with one previous holder of debentures regarding the interest and penalties demanded by this former holder whereby the Company has issued 450,000 shares to this former holder in full settlement of the former debenture holder's claim.

      The Company continues its discussions with the remaining debenture holders attempting to resolve the default issues in a mutually favorable manner. However, it is uncertain whether the Company will be able to reach an agreement under terms favorable to iVoice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Current Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated February 12, 2001 wherein it announced that the firm of Merdinger, Fruchter, Rosen & Corso was dismissed as its independent accountants. The Company also announced the engagement of Mendlowitz & Weitsen, LLP, as its new independent accountants.

            The Company filed a Current Report on Form 8-K/A dated February 12, 2001 wherein it attached as an exhibit the letter sent to the SEC by the former independent accountants, Merdinger, Fruchter, Rosen & Corso.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                            iVoice.com, Inc.


                                        By: /s/ Jerome R. Mahoney
                                            ------------------------------------
                                            Jerome R. Mahoney
                                            President, Secretary and
                                            Chief Executive Officer


                                        By: /s/ Kevin Whalen
                                            ------------------------------------
                                            Kevin Whalen
                                            Controller
                                            Chief Accounting Officer