Form 10QSB
period 2001-06-30
IVOICE COM INC /DE
filed 2001-08-10
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 000-229341

                                   iVOICE.COM
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

YES |X|  NO |_|

Number of shares of Class A, common stock, $.01 par value, outstanding as of:
  June 30, 2001                                               113,421,548

                                IVOICE.COM, INC.
                              FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheet - June 30, 2001                              1

                Statements of Operation -
                For the three months ended June 30, 2001 and 2000
                and six months ended June 30, 2001 and 2000                2

                Statements of Cash Flows -
                For the six months ended June 30, 2001 and 2000          3 - 5

                Notes to the financial statements                        6 - 11

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     12 - 15

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                         16

        Item 3. Defaults upon Senior Securities                           16
                                iVOICE.COM, INC.
                                 BALANCE SHEETS

                                                                 June 30,
                                                                   2001
                                                               ------------
  ASSETS                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                    $     12,651
  Accounts receivable, net of allowance for
   doubtful accounts of $33,000                                     263,449
  Inventory                                                          29,377
  Prepaid expenses and other current assets                           8,081
                                                               ------------
         Total current assets                                       313,558

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $66,869                                            121,405

OTHER ASSETS
Software license costs, net of accumulated
 amortization of $217,600                                           326,400
Financing costs, net of accumulated amortization of $1,250           76,250
Intangibles, net of accumulated amortization of $14,479             277,862
Deposits and other assets                                            13,900
                                                               ------------
  Total other assets                                                694,412
                                                               ------------

      TOTAL ASSETS                                             $  1,129,375
                                                               ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $  1,094,201
    Obligations under capital leases - current                       31,501
    Billings in excess of estimated costs on incomplete jobs        157,585
    Due to related parties                                          786,419
    Convertible debentures                                          377,000
                                                               ------------
       Total current liabilities                                  2,446,706
                                                               ------------

LONG-TERM DEBT
Obligation under Capital leases - non-current                        32,362
                                                               ------------
    Total liabilities                                             2,479,068

COMMITMENTS AND CONTINGENCIES                                            --

STOCKHOLDERS' DEFICIENCY
    Common stock, Class A - par value $.01; authorized
    150,000,000 shares, 113,421,528 issued and outstanding        1,134,217
    Common stock, Class B - no par value; authorized &
     issued 700,000 shares;  364,000 shares outstanding                  37
    Additional paid in capital                                    8,549,906
    Accumulated deficit                                         (11,033,853)
                                                               ------------
       Total stockholders' deficiency                            (1,349,693)
                                                               ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $  1,129,375
                                                               ============

    The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     For the Three Months Ended    For the Six Months Ended
                                                             June 30,                       June 30,
                                                     --------------------------    --------------------------
                                                         2001           2000           2001           2000
                                                     -----------    -----------    -----------    -----------
SALES, net                                           $   134,565    $   104,371    $   216,905    $   501,719

COST OF SALES                                             53,432         60,125         99,118        161,802
                                                     -----------    -----------    -----------    -----------

GROSS PROFIT                                              81,133         44,246        117,787        339,917
                                                     -----------    -----------    -----------    -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      60,987        140,787        107,299        253,774
    General and administrative expenses                  767,412        472,848      1,303,818        898,475
    Research and development                             101,755         98,989        230,086        108,609
    Bad debt expense                                      13,308         15,000         23,308         22,500
    Depreciation and amortization                         39,940         35,211         80,179         66,114
                                                     -----------    -----------    -----------    -----------
Total selling, general and administrative expenses       983,402        762,835      1,744,690      1,349,472
                                                     -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                    (902,269)      (718,589)    (1,626,903)    (1,009,555)

OTHER EXPENSE
    Non-recurring expense                                352,706             --        352,706             --
    Interest expense                                      30,265        176,969         70,809        321,219
                                                     -----------    -----------    -----------    -----------
Total other expenses                                     382,971        176,969        423,515        321,219
                                                     -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                              (1,285,240)      (895,558)    (2,050,418)    (1,330,774)

PROVISION FOR INCOME TAXES                                    --             --             --             --
                                                     -----------    -----------    -----------    -----------

NET LOSS                                             $(1,285,240)   $  (895,558)   $(2,050,418)   $(1,330,774)
                                                     ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE
    Basic                                            $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                                     ===========    ===========    ===========    ===========
    Diluted                                          $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                                     ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of the financial statement.

                                iVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                            $(2,050,418)   $(1,330,774)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and amortization                            92,382         66,114
   Bad debt expense                                         23,308         22,500
   Amortization of debt issue costs                          1,250        288,500
   Loss on write-off of financing costs                    141,626             --
   Common stock issued for consulting services             173,105        336,619
   Common stock issued for compensation                    224,000         50,938
   Common stock issued for settlements                     211,080             --
   Common stock issued for interest                          6,559             --
      Changes in certain assets and liabilities:
           Accounts receivable                               5,797       (213,082)
           Inventory                                        (9,149)       (11,055)
           Accounts payable and accrued liabilities        556,364         51,092
           Legal settlement payable                             --       (300,000)
           Deferred revenue                                (12,652)            --
           Other assets                                    116,630        (30,061)
                                                       -----------    -----------
Total cash used in operating activities                   (520,118)    (1,069,209)
                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                           --        (20,190)
   Purchase of goodwill and other intangibles               (3,090)      (150,000)
                                                       -----------    -----------
Total cash used in investing activities                     (3,090)      (170,190)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                129,931        746,000
   Proceeds from exercise of options on common stock            --        319,166
   Prepaid offering and debt issue costs                        --        (31,500)
   Proceeds from related party loans                       274,000             --
   Repayment of related party loans                        (60,000)            --
   Repayment of capital leases payable                     (13,421)        (4,242)
   Sale of convertible debentures                          150,000        150,000
                                                       -----------    -----------
Total cash provided by financing activities                480,510      1,179,424
                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (42,698)       (59,975)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             55,349        195,861
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $    12,651    $   135,886
                                                       ===========    ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                    $     7,685    $     3,577
                                                       ===========    ===========
   Income taxes                                        $        --    $        --
                                                       ===========    ===========

    The accompanying notes are an integral part of the financial statement.

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

June 30, 2001:

a) During the six months ended June 30, 2001, the Company issued 1,904,287 restricted shares of its Class A common stock for services valued at $228,355.

b) During the six months ended June 30, 2001, the Company issued 2,020,834 restricted shares of its Class A common stock as compensation valued at $224,000.

c) During the six months ended June 30, 2001, the Company issued 828,000 registered shares and 850,000 restricted shares of its Class A common stock as payment for termination of the Swartz Financing Agreement valued at $154,830.

d) During the six months ended June 30, 2001, the Company issued 450,000 restricted shares of its Class A common stock to a holder of its 12% convertible debentures as settlement for failure to register shares under the registration rights agreement related to the 12% convertible debentures valued at $56,250.

e) During the six months ended June 30, 2001, the Company issued 328,951 restricted shares of its Class A common stock as repayment of amounts owed to related parties valued at $75,659.

f) During the six months ended June 30, 2001, the Company issued 1,793,651 restricted shares of its Class A common stock for the repayment of $110,000 in principal on its 12% Convertible Debentures.

g) During the six months ended June 30, 2001, the Company issued 104,110 restricted shares of its Class A common stock for interest on its 12% Convertible Debentures valued at $6,559.

h) During the six months ended June 30, 2001, the Company issued $150,000 of its 8% convertible debentures exercisable at a 80% conversion price. The 20% conversion discount totaling $37,500 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

June 30, 2000:

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

                                IVOICE.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED)

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

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

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

      For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

      The result of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

      On April 24, 2000, the Company filed to amend its Articles of Incorporation to state that Class B common stock is convertible into its Class A common stock at a conversion rate of one share of Class B common stock for one hundred shares of Class A common stock. The conversion ratio is in relation to the voting ratio.

      On April 21, 2000, the Company executed an agreement and plan of reorganization with ThirdCAI, Inc. ("ThirdCAI"), a fully reporting holding company. The agreement stipulates that ThirdCAI and the Company would be merged and the Company would be the surviving entity. The Company issued 50,000 shares for all outstanding shares of ThirdCAI. A finders fee of $150,000 was also paid in relation to the agreement

                                IVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                            Three Months Ended          Six Months Ended
                                 June 30,                    June 30,
                        --------------------------  -------------------------
                           2001            2000        2001           2000
                        -----------    -----------  -----------    ----------
Basic and Diluted       111,534,548    81,759,579   109,505,381    70,202,758

NOTE 2 - CONVERTIBLE DEBENTURES

      The Company has previously issued convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of June 30, 2001, $273,000 in principal and $6,559 in accrued interest had been converted into 2,905,048 shares of the Company's Class A common stock.

      The Company has reached settlement terms with one previous holder of debentures regarding the interest and penalties demanded under default by this former holder whereby the Company has issued 450,000 shares to this former holder in full settlement of their claim.

      On May 1, 2001, the Company entered into a subscription agreement with certain purchasers to issue $275,000 in convertible debentures, with interest payable at 8% per annum. As of June 30, 2001, $150,000 of these debentures was issued and outstanding. The notes are convertible into Class A common stock at the lesser of (i) 140% of the closing bid price for the Class A common stock on the Closing Date (the date funds are received by the Company), or (ii) 80% of the Market Price (defined as the average of the three lowest closing bid prices for the Class A common stock

      As of June 30, 2001, total outstanding debenture principal balance was $377,000 and total accrued unpaid interest was $71,860.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 3 - DUE TO RELATED PARTY

      During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company, sold personal holdings of the Company's Class A common shares of the Company and has loaned proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney. As of June 30, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,574,658, of this amount, $788,239 is reflected in accrued expenses.

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

      The Company has been named a defendant in a lawsuit brought about by Communication Research, Inc., or "CRI." In this lawsuit, CRI makes claims against the Company of constructive eviction, trespass, breach of contract, conversion, interference with economic relations, and quantum merit. The Company believes that it will prevail in the case, and in any event does not believe that unfavorable the outcome will have a material adverse effect on its business

      The Company has been named defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed July 2, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $15,000 for placement services performed by Lighthouse. The Company is in dispute of the amount owed and intends to vigorously defend itself in this suit.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

      The Company has been named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. The Company is in dispute of the amount owed and intends to vigorously defend itself in this suit.

      The Company has been named defendant in a lawsuit brought by Lorelei Personnel, Inc. filed November 28, 2000. In this lawsuit, the plaintiff makes claim for non-payment of $6,000 for placement services performed by Lorelei Personnel, Inc. The Company disputes the amount owed and intends to vigorously defend itself in this suit.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

      During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

      The future minimum lease payments due under the capital leases at June 30, 2001 are follows:

      Lease payable for computer equipment, payable
      at $1,367 per month, including interest at 22.31%
      Final payment is due June 2003                                  $26,271

      Lease payable for furniture, payable at $2,151 per
      month, including interest at 20.79%. Final payment
      due April 2003                                                   37,592
                                                                      -------
      Present value of net minimum lease payments                     $63,863
                                                                      =======

      The future minimum lease payments                               $77,967
      Less amount representing interest                                14,104
                                                                      -------
      Present value of net minimum lease payments                      63,863
      Less current portion                                             31,501
                                                                      -------
      Long term capital lease obligations                             $32,362
                                                                      =======
                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 6 - COMMON STOCK

      The Company issuance of common stock for the six months ended June 30, 2001 is as follows:

      a)    Class A Common Stock

            Class A common stock consists of the following as of June 30, 2001:
            150,000,000 shares of authorized common stock with a par value of $.01. Class A stock has voting rights of 1 to 100 with respect to Class B stock and as of June 30, 2001, 113,421,548 shares were issued and outstanding.

            Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock.

            For the six months ended June 30, 2001, the Company had the following transactions:

                  1. The Company issued 1,904,287 shares of its Class A common stock for services rendered valued at $228,335.

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

                  5. The Company issued 1,897,761 shares of Class A common stock for the conversion of $110,000 in debenture principal and $6,559 in accrued interest.

                  6. The Company issued 2,128,000 shares of its Class A common stock valued at $211,080, to settle disputes arising from financing agreements entered into by the Company.

                                iVOICE.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 6 - COMMON STOCK - (CONTINUED)

      b)    Class B Common Stock

            Class B Common Stock consists of 700,000 shares of authorized common stock with no intrinsic value. Class B stock is convertible into Class A common stock at the rate of 1 Class B share to 100 Class A shares and has voting rights of 100 to 1 with respect to Class A Common Stock. As of June 30, 2001, 700,000 shares were issued; and 364,000 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments

On July 18, 2001, the Company entered into a subscription with agreement to purchase up to a maximum of $150,000 of convertible debentures, which shall pay cumulative interest at rate of 8% per annum. The convertible debentures are set to mature on the fifth anniversary of the date of issuance and are convertible into Class A common stock at the lesser of (i) 140% of the closing bid price for the Class A common stock on the Closing Date (the date funds are received by the Company), or (ii) 80% of the Market Price (defined as the average of the three lowest closing bid prices for the Class A common stock.

Also on July 18, 2001, the Company entered into an investment agreement with Maple Avenue, LLC. The investment agreement entitles us to issue and sell shares of from time to time, up to aggregate of $5 million of our Class A common stock to Maple Avenue, LLC, for up to a maximum of eighteen months following the effective date of the registration statement on the condition that we meet certain listing and pricing requirements described in the investment agreement.

On July 18, 2001, the shareholders, with a majority of shares being held by one single individual, voted to amend the Company's certificate of incorporation to effect the following changes:

      Change of the Company's Name to iVoice, Inc.

      Increase in the Authorized Class A Common Stock Shares to a total of six hundred million (600,000,000) shares.

      Increase in the Authorized Class B Common Stock Shares to a total of three million (3,000,000) shares.

      Change the stated par value of the Class A Common Stock Shares from the present $.01 to $.001 per share.

      Authorize the Company to issue up to 1 million shares of preferred stock with a stated par value of $1.00 per share.

It is anticipated that these changes in the Company's certificate of incorporation will be effected within the 30 days following this report filing.

June 30, 2001 compared to June 30, 2000

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and six months ended June 30, 2001 were $134,565 and 216,905 repectively, as compared to $104,371 and $501,719 for the three and six months ended June 30, 2000 The three month period ending June 30 2001 as compared to June 30, 2000 reflected an increase of $30,194 or 28.9%. This increase was a result of targeting sales efforts to telephony dealers and resellers to install demonstration systems at their own locations to introduce iVoice products to their respective customers. The Company will continue to pursue this sales channel in addition to its efforts in direct selling. Management is encouraged by the recent sales activity and inquiries received as a result of its efforts in establishing a reseller channel however it is in the management's opinion that current economic conditions related to the telephony industry and overall business environment may continue to negatively effect the Company's ability to increase revenues.

Beginning in December 2000 and lasting throughout the first quarter of 2001, in order to establish relationships between the Company and telephony dealers and resellers throughout the United States, the Company provided the software for its Speech Enabled Auto Attendant free of charge for evaluation purposes. Early in the current quarter, management eliminated the free distribution of its Auto Attendant software as a result of a number of dealers disregarding minimum hardware system specification requirements necessary for proper installation and operation. Currently, the demo systems sold and distributed by the Company to telephony dealers and resellers are turnkey systems or include hardware specifically tested and approved to operate with the Company's software products.

For the six month period ended June 30, 2001 as compared to June 30, 2000, sales decreased $284,814 or 56.8%. The decrease is due to the recognition of income on previously incomplete customer installations that occurred mainly in the first quarter of 2000 which were not available in the current comparable period.

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

Gross margin for the three and six months ended June 30, 2001 was $81,133 or 60.3%, and $117,787 or 54.3% respectively as compared to $44,246 or 42.4%, and $339,917 or 67.8% for the three and six months ended June 30, 2000. The increase of $36,887 or 83.4% for the three month period ending June 30, 2001 was a generally a result of an overall increase in total sales volume. The 17.9% increase in gross margin percentage was a result of increased efficiencies on product installations, and a decrease in the cost of a key product hardware component. Six month period gross margin figures reflect a decrease of $222,130 or 65.3% as well as a 13.5% decrease in gross margin percent which was primarily due to the recognition of revenues and corresponding costs, in the previous year, on projects that were not hardware intensive.

The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products.

Total operating expenses increased $220,567 or 28.9% from $762,835 to $983,402 for the three months ended June 30, 2001, and $395,218 or 29.3% from $1,349,472 to $1,744,690 for the six months ended June 30, 2001. Included in the current quarter were accruals for reimbursement to the Company's principal shareholder, Jerome R. Mahoney, for a charitable donation of his personal holdings of iVoice Class A common stock for a total value of $350,000 and reimbursement for income tax incurred by Mr. Mahoney for sales of Class A common stock which were sold in order to provide working capital to the Company totalling $95,100. Excluding the reimbursements of $445,100 discussed above, total operating costs for the three and six months ended June 30, 2001, decreased by $224,533 and $49,882 respectively.

Significant changes in the components comprising total operating expenses included a decrease in selling expenses of $79,800 and $146,475 for the three and six month periods ending June 30, 2001 respectively as compared to the same periods of the prior year. The reduction in selling expenses in the current year reflects fewer salespeople as well as a reduction in promotion costs paid in the prior period, not incurred in the current period.

As of June 30, 2001, the Company had 12 full-time employees, and 6 part-time employees for a total of 18 individuals. The company is actively pursuing additions to its sales staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three and six months ended June 30, 2001 was $902,269 and $1,626,903 compared to $718,589 and $1,009,555 for the three and six months ended June 30, 2000, Excluding reimbursements of $445,100 to the Company's principal shareholder discussed above, total loss from operations for the three months ended June 30, 2001, decreased by $261,420, principally a result of lower operating costs. However, for the six month period, excluding reimbursements, the loss from operations increased $172,248 due to lower revenues reflected in the current year period.

Other expenses for the three and six month period include non-recurring charges of $352,706. This amount represents a $141,626 write-off of capitalized financing costs incurred in connection with the agreement with Swartz Private Equity and $154,830 in charges related to the termination of the Swartz agreement, along with $56,250 in settlement charges incurred with respect to a former debenture holder's claim for damages incurred in default of the Company's 12% convertible debentures.

Interest expense for the three and six month period ending June 30, 2001 amounted to $30,265 and $70,809 a decrease of $146,704 and $250,410 respectively as compared to the same three and six month periods of the prior year. The three and six month periods ending June 2000, reflect higher outstanding debenture principal balances as well as amortization of discounts incurred with repect to the issuance of the Company's 12% convertible debentures not incurred in the current year.

Net loss for the three and six month period ending June 30, 2001 was $1,285,240 and $2,050,418 as compared to $895,558 and $1,330,774 for the three and six month periods ending June 30, 2000. The increase in net loss of $389,682 and $719,644 was a result of the factors discussed above.

Liquidity and Capital Resources

We are funding our current operations principally from loans from our principal stockholder that in the aggregate, amount to $1,574,658 at June 30, 2001. We are operating on a negative cash flow basis and anticipate that we will require additional financing on an ongoing basis for the foreseeable future. To achieve our growth potential we will require additional amounts of capital.

In May 2001, the Company entered into a subscription agreement with certain purchasers whereby the Company will issue $275,000 in 8% convertible debentures and 343,750 warrants to purchase our Class A common stock. The debentures plus accrued interest are convertible into the Company's Class A common shares at the option of the holder at any time following the closing date. As a condition of the investment agreement, the Company also entered into a registration rights agreement whereby the Company will register a number of shares with the U.S. Securities and Exchange Commission to provide for the conversion of the debentures and stock issuable under the exercise the warrants.

In July 2001, the Company entered into an additional subscription agreement with Meridian Equities International, Inc., whereby the Company will issue $150,000 in 8% convertible debentures and 250,000 warrants to purchase our Class A common stock. The debentures plus accrued interest are convertible into the Company's Class A common shares at the option of the holder at any time following the closing date. As a condition of the investment agreement, the Company also entered into a registration rights agreement whereby the Company will register a number of shares with the U.S. Securities and Exchange Commission to provide for the conversion of the debentures and stock issuable under the exercise the warrants.

Also in July, 2001, the Company entered into an investment agreement with Maple Avenue, LLC The investment agreement entitles iVoice to issue and sell our Class A common stock from time to time for up to an aggregate of $5 million. The agreement also requires the Company to issue 450,000 warrants to purchase the Company's Class A common shares. The investment agreement will be effective for a maximum of eighteen (18) months following the effective date of a registration statement. This financing allows iVoice to issue common stock at the Company's discretion as often as monthly as funds are needed in amounts based upon certain market conditions, and subject to an effective registration statement. The pricing of each common stock sale is based upon current market prices at the time of each drawdown.

There is no assurance that the financing arrangements described above will enable the Company to implement its long-term growth strategy. Accordingly, our sources of financing are uncertain if the desired proceeds from the debenture issues or the investment agreement with Maple Avenue, LLC is not obtained.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has been named a defendant in a lawsuit brought about by Communication Research, Inc., or "CRI." In this lawsuit, CRI makes claims against the Company of constructive eviction, trespass, breach of contract, conversion, interference with economic relations, and quantum merit. The Company believes that it will prevail in the case, and in any event does not believe that unfavorable the outcome will have a material adverse effect on its business.

      The Company has been named defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed July 9, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $15,000 for placement services performed by Lighthouse. The Company disputes the amount owed and intends to vigorously defend itself in this suit.

      The Company has been named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. The Company disputes the amount owed and intends to vigorously defend itself in this suit.

      The Company has been named defendant in a lawsuit brought by Lorelei Personnel, Inc. filed November 28, 2000. In this lawsuit, the plaintiff makes claim for non-payment of $6,000 for placement services performed by Lorelei Personnel, Inc. The Company disputes the amount owed and intends to vigorously defend itself in this suit. On August 3, 2001, in non-binding arbitration, it was determined that the Company is not liable for any amounts owed to Lorelei Personnel, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We have been advised by several holders of our 12% convertible debentures that we have breached the following terms of the debentures: (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures, (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenuture documentation.

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

                                              iVoice.com, Inc.


                                              By: /s/Jerome R. Mahoney
                                                 ------------------------------
                                                 Jerome R. Mahoney, President