Form 10QSB
period 2001-09-30
IVOICE COM INC /DE
filed 2001-11-13
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-229341

                                  iVoice, Inc.
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

Securities registered under Section 12(g) of the Exchange Act: Class A common, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|    NO |_|

Number of shares of Class A, common stock, $.001 par value, outstanding as of:
   November 5, 2001                                                148,808,854

                                  IVOICE, INC.
                              FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets - September 30, 2001 (Unaudited)             1

                Statements of Operation -
                For the three months ended September 30, 2001 and 2000
                and nine months ended September 30, 2001 and 2000           2

                Statements of Cash Flows -
                For the nine months ended September 30, 2001 and 2000     3 - 5

                Notes to the financial statements                         6 - 13

        Item 2. Management's Discussion and Analysis of
                Financial Conditionand Results of Operations             14 - 16

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                          17

        Item 3. Defaults upon Senior Securities                            18

        Item 4. Submission of Matters to a Vote of Security Holders        18

        Item 6. Exhibits and Reports on Form 8-K                           18

                                  IVOICE, INC.
                                 BALANCE SHEETS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                               $     13,177
   Accounts receivable, net of allowance for doubtful accounts of $2,500         36,811
   Inventory                                                                     19,691
   Prepaid expenses and other current assets                                    545,353
                                                                           ------------
     Total current assets                                                       615,032

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $76,628              113,519

OTHER ASSETS
   Other Receivable                                                              67,650
   Software license costs, net of accumulated amortization of $244,800          299,200
   Financing costs, net of accumulated amortization of $4,167                   137,950
   Intangible assets, net of accumulated amortization of $17,760                274,881
   Deposits and other assets                                                     13,900
                                                                           ------------
     Total other assets                                                         793,581
                                                                           ------------

     TOTAL ASSETS                                                          $  1,522,132
                                                                           ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $  1,218,036
   Obligations under capital leases - current                                    33,213
   Billings in excess of estimated costs on uncompleted jobs                     51,306
   Due to related parties                                                       836,419
   12% Convertible debentures                                                   194,800
   8% Convertible debentures                                                    275,000
                                                                           ------------
     Total current liabilities                                                2,608,774
                                                                           ------------

LONG-TERM DEBT
   Obligation under Capital leases - non-current                                 23,389
                                                                           ------------
 Total liabilities                                                            2,632,163
                                                                           ------------

COMMITMENTS AND CONTINGENCIES                                                        --

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00; authorized 1,000,000
    shares, no shares issued or outstanding                                          --
   Common stock, Class A - par value $.001; authorized
    600,000,000 shares, 142,810,525 issued and outstanding                    1,163,966
   Common stock, Class B - no par value; authorized 3,000,000
    shares; 700,000 shares issued; 364,000 shares outstanding                        37
   Subscriptions receivable                                                    (990,000)
   Additional paid in capital                                                10,242,307
   Accumulated deficit                                                      (11,526,341)
                                                                           ------------
     Total stockholders' deficiency                                          (1,110,031)
                                                                           ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $  1,522,132
                                                                           ============

    The accompanying notes are an integral part of the financial statement.

                                  IVOICE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three Months Ended       For the Nine Months Ended
                                                             September 30,                     September 30,
                                                       --------------------------      ----------------------------
                                                          2001            2000             2001             2000
                                                       ---------      -----------      -----------      -----------
SALES, net                                             $  87,043      $   175,343      $   303,948      $   677,062

COST OF SALES                                             31,161           70,663          130,279          232,465
                                                       ---------      -----------      -----------      -----------

GROSS PROFIT                                              55,882          104,680          173,669          444,597
                                                       ---------      -----------      -----------      -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      31,171           69,960          138,470          323,734
    General and administrative expenses                  349,489          407,501        1,653,307        1,305,976
    Research and development                              90,389          152,011          320,475          260,620
    Bad debt expense                                          --           16,652           23,308           39,152
    Depreciation and amortization                         40,539           39,999          120,718          106,113
                                                       ---------      -----------      -----------      -----------
Total selling, general and administrative expenses       511,588          686,123        2,256,278        2,035,595
                                                       ---------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                   (455,706)         (581,443)      (2,082,609)      (1,590,998)

OTHER EXPENSE
    Non-recurring expense                                     --               --          352,706               --
    Interest expense                                      36,782          170,767          107,591          491,986
                                                       ---------      -----------      -----------      -----------
Total other expenses                                      36,782          170,767          460,297          491,986
                                                       ---------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES                                (492,488)        (752,210)      (2,542,906)      (2,082,984)

PROVISION FOR INCOME TAXES                                    --               --               --               --
                                                       ---------      -----------      -----------      -----------

NET LOSS                                               $(492,488)     $  (752,210)     $(2,542,906)     $(2,082,984)
                                                       =========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE
    Basic                                              $   (0.00)     $     (0.01)     $     (0.02)     $     (0.03)
                                                       =========      ===========      ===========      ===========
    Diluted                                            $   (0.00)     $     (0.01)     $     (0.02)     $     (0.03)
                                                       =========      ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statement.

                                  IVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2001            2000
                                                             -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                  $(2,542,906)      (2,082,984)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation and amortization                                 120,717          106,113
   Bad debt expense                                               23,308           39,152
   Amortization of debt issue costs                              157,697          432,750
   Common stock issued for consulting services                   300,138          382,619
   Common stock issued for compensation                          224,000           69,938
   Common stock issued for settlements                           211,080               --
   Common stock issued for interest                                6,559               --
   Changes in certain assets and liabilities:
      Accounts receivable                                         17,560         (243,674)
      Inventory                                                      537           (8,735)
      Accounts payable and accrued liabilities                   680,199          200,538
      Legal settlement payable                                        --         (300,000)
      Deferred revenue                                            28,294               --
      Other assets                                                87,658          (66,986)
                                                             -----------      -----------
Total cash used in operating activities                         (685,159)      (1,471,269)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (1,872)        (112,801)
   Purchase of goodwill and other intangibles                     (3,390)        (152,355)
                                                             -----------      -----------
Total cash used in investing activities                           (5,262)        (265,156)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                      129,931          746,000
   Proceeds from exercise of options on common stock                  --          319,166
   Proceeds from officer loans                                   264,000          396,798
   Prepaid offering and debt issue costs                              --          (31,500)
   Increase in borrowing under capital lease obligations              --           92,895
   Repayment of capital lease obligations                        (20,682)
   Repayment of notes payable                                         --           (9,414)
   Sale of convertible debentures                                275,000          150,000
                                                             -----------      -----------
Total cash provided by financing activities                      648,249        1,663,945
                                                             -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (42,172)         (72,480)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   55,349          195,861
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    13,177      $   123,381
                                                             -----------      -----------

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $    10,976      $     7,590
                                                             ===========      ===========
   Income taxes                                              $        --      $        --
                                                             ===========      ===========

     The accompanying notes are an integral part of the financial statement.

                                  IVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2001:

a) During the nine months ended September 30, 2001, the Company issued 12,194,287 shares of its Class A common stock for services valued at $897,055. The company has registered for resale with the SEC, 10,600,000 of these issued shares during this nine-month period.

b) During the nine months ended September 30, 2001, the Company issued 2,020,834 restricted shares of its Class A common stock as compensation valued at $224,000.

c) During the nine months ended September 30, 2001, the Company issued 828,000 registered shares and 850,000 restricted shares of its Class A common stock as payment for termination of the Swartz Financing Agreement valued at $154,830.

d) During the nine months ended September 30, 2001, the Company issued 450,000 restricted shares of its Class A common stock to a holder of its 12% convertible debentures as settlement for failure to register shares under the registration rights agreement related to the 12% convertible debentures valued at $56,250.

e) During the nine months ended September 30, 2001, the Company issued 328,951 restricted shares of its Class A common stock as repayment of amounts owed to related parties valued at $75,659.

f) During the nine months ended September 30, 2001, the Company issued 2,892,628 restricted shares of its Class A common stock for the repayment of $142,200 in principal on its 12% Convertible Debentures.

g) During the nine months ended September 30, 2001, the Company issued 104,110 restricted shares of its Class A common stock for interest on its 12% Convertible Debentures valued at $6,559.

h) During the nine months ended September 30, 2001, the Company issued $275,000 of its 8% convertible debentures exercisable at an 80% conversion price. The 20% conversion discount totaling $68,750 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.

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

                                  IVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2000 (continued):

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

    The accompanying notes are an integral part of the financial statement.

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

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

            The result of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2001 of $11,526,341, and periodic cash flow difficulties, which raise substantial doubt of the Company's ability to continue as a going concern.

            The net loss for the year ended December 31, 2000 was $2,891,379 and the Company recorded a net loss of $2,542,906 for the nine months ended September 30, 2001. To date, the Company has funded its operations through the issuances of convertible debt, sales of its Class A common stock and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A common stock. The Company anticipates a net loss for the year ended December 31, 2001, and with a cash balance of $13,177 at September 30, 2001 and expected cash requirements for the year, there is substantial doubt as to the Company's ability to continue operations.

            The Company believes that these conditions have resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

            The Company is attempting to improve these conditions by way of financial assistance through collaborative partnering agreements, issuances of additional equity, debt arrangements, and product sales. Management believes that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations through the next fiscal year; however, no assurance can be given that sales will be generated or that the additional necessary funding will be raised.

            On August 24, 2001, the Company amended its certificate of incorporation to a) change its name to iVoice Inc.; b) to increase the number of shares it is authorized to issue of its Class A common stock to 600,000,000 shares; c) to increase the number of shares it is authorized to issue of its Class B common stock to 3,000,000 shares; d) to change the par value of its Class A common stock to $.001 per share; and e) to give the board of directors the authority to issue up to 1,000,000 shares of preferred stock with $1.00 par value.

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

                                       Three Months Ended            Nine Months Ended
                                         September 30,                 September 30,
                                  --------------------------     --------------------------
                                       2001          2000           2001            2000
                                  -----------     ----------     -----------     ----------
            Basic and Diluted     132,577,874     99,719,095     117,196,212     81,831,436

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 2 -    CONVERTIBLE DEBENTURES

            The Company has previously issued two series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000 and fourteen notes payable totaling $275,000 bearing interest at 8% and maturing 5 years from the date of issue.

            The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of September 30, 2001, $305,200 in principal of the 12% debentures and $6,559 in accrued interest had been converted into 2,996,738 shares of the Company's Class A common stock. Total outstanding principal balance of the 12% convertible debentures at September 30, 2001 was $194,800 plus accrued interest of $76,670.

            The 8% debentures are convertible into Class A common shares at the lesser of (i) 140% of the closing bid price for the Common Stock on the Closing Date, or (ii) 80% of the average of the three lowest closing bid for the 22 trading days immediately preceding the date of conversion. Total outstanding principal balance of the 8% convertible debentures at September 30, 2001 was $275,000 plus accrued interest of $5,995.

            The Company has been advised by the holders of the 12% debentures that the Company has breached the following terms of the debentures:
            (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures,
            (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenture documentation. The Company has reached settlement terms with one previous holder of the 12% debentures regarding the interest and penalties demanded under default by this former holder whereby the Company has issued 450,000 shares to this former holder in full settlement of their claim. The Company has not accrued any amounts with respect to the Company's default on the 12% debentures that may be due to the remaining holders. The Company anticipates issuing additional shares to settle the debenture holders, claims arising from our default the amount of which is undeterminable at this time.

                                  IVOICE, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 3 -    DUE TO RELATED PARTY

            During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney.

            As of September 30, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,700,678, of this amount, $864,259 is reflected in accrued expenses.

            Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this note by issuing Jerome Mahoney, or his assigns, one Class B common share of iVoice, Inc., no par value, for each dollar owed.

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

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 4 -    COMMITMENTS AND CONTINGENCIES - (Continued)

            The Company has been named defendant in a lawsuit brought by Lorelei Personnel, Inc. filed November 28, 2000. In this lawsuit, the plaintiff makes claim for non-payment of $6,000 for placement services performed by Lorelei Personnel, Inc. The Company disputes the amount owed and intends to vigorously defend itself in this suit. In an arbitration hearing held in July 2001, the arbitrator determined that no amount is due to Lorelei.

            The Company filed a Summons and Complaint in U.S. District Court against PanAm Wireless, doing business as Celpage, Inc. The Complaint alleges that Celpage breached the Software\Hardware Agreement between iVoice and Celpage by refusing to accept and pay for the balance of a system installation specified in the Agreement. The Company is seeking damages in the amount of $245,375 together with interest from January 17, 2001. The Company's balance sheet at September 30, 2001 reflects, in other assets, a receivable in the amount of $67,650 representing the $245,375 less deferred revenues of $147,225 and a reserve of $30,500.

NOTE 5 -    CAPITAL LEASE OBLIGATIONS

            During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

            The future minimum lease payments due under the capital leases at September 30, 2001 are follows:

                Lease payable for computer equipment, payable
                at $1,367 per month, including interest at 22.31%
                Final payment is due June 2003                         $  23,586

                Lease payable for furniture, payable at $2,151 per
                month, including interest at 20.79%. Final payment
                due April 2003                                            33,015
                                                                       ---------
                Present value of net minimum lease payments            $  56,601
                                                                       =========

                The future minimum lease payments                      $  67,414
                Less amount representing interest                         10,813
                                                                       ---------
                Present value of net minimum lease payments               56,601
                Less current portion                                      33,213
                                                                       ---------
                Long term capital lease obligations                    $  23,388
                                                                       =========

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 6 -    COMMON STOCK

            In August 2001, the Company amended its Certificate of Incorporation to change the par value of its Class A common stock from $.01 to $.001 and to increase the number of shares the Company is authorized to issue of its Class A common stock from 150,000,000 to 600,000,000 and its Class B common stock from 700,000 to 3,000,000. The amendment also granted the board of directors the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

            a)    Class A Common Stock

                  Class A common stock consists of the following as of September 30, 2001: 600,000,000 shares of authorized common stock with a par value of $.001. Class A stock has voting rights of 1:1 and as of September 30, 2001, 142,810,525 shares were issued and outstanding.

                  Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock.

                  For the nine months ended September 30, 2001, the Company had the following transactions:

                        1. The Company issued 12,194,287 shares of its Class A common stock for services rendered valued at $897,055.

                        2. The Company issued 2,020,834 shares of its Class A common stock for compensation valued at $224,000.

                        3. The Company issued 1,172,000 shares of its Class A common to Swartz Private Equity, LLC under the terms of their financing agreement with Swartz for net proceeds of $129,931

                        4. The Company issued 328,951 shares of its Class A common stock as repayment of loans to related parties for a total value of $75,659.

                        5. The Company issued 2,996,738 shares of Class A common stock for the conversion of $142,200 in debenture principal and $6,559 in accrued interest.

                        6. The Company issued 2,128,000 shares of its Class A common stock valued at $211,080, to settle disputes arising from financing agreements entered into by the Company.

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 6 -    COMMON STOCK - (Continued)

            a)    Class A Common Stock - (continued)

                        7. The Company issued 18,000,000 shares of its Class A common stock for the exercise of a warrant issued to EMCO\Hanover Group, Inc. issued pursuant to a consulting agreement with them.

            b)    Class B Common Stock

                  Class B Common Stock consists of 3,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of September 30, 2001, 700,000 shares were issued; and 364,000 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

            c)    Preferred Stock

                  Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2001, no shares were issued or outstanding.

NOTE 7 -    OPTIONS & WARRANTS

                  For the nine-month period ending September 30, 2001, the Company issued various options as follows:

                  a) Warrants to purchase 404,510 shares of iVoice Class A common stock with an average exercise price of $.1220, to Swartz Private Equity, LLC as drawdown fees under the financing agreement with them. The warrants expire five years from the date of issue.

                  b) Warrants to purchase 343,750 shares of iVoice Class A common stock with an exercise price of $.1323 to Owen May and Michael Jacobs of the May Davis Group as a fee for the placement of the Company's 8% convertible debentures, pursuant to a subscription agreement with them. The warrants expire five years from the date of issue.

                  c) Warrants to purchase 18,000,000 shares of iVoice Class A common stock with an exercise price of $.055 to the EMCO\Hanover Group, Inc. pursuant to a consulting agreement with them. The warrants were exercised and are reflected as a subscription receivable. See Note 6 regarding shares issued for exercise of this warrant.

                                  IVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 7 -    OPTIONS & WARRANTS - (continued)

                  d) Options to purchase 1,540,000 shares of iVoice Class A common stock with an average exercise price of $.074 to company employees pursuant to the iVoice Employee Stock Option Plan. Options generally vest over four years and have a maximum term of five years.

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

Recent Developments

Through November 2, 2001 holders of the Company's 8% convertible debentures converted $122,300 in principal and $878 in interest into 2,998,329 shares of the Company's Class A common stock.

On July 18, 2001, the Company entered into a subscription agreement with Meridian Equities International Inc. to purchase up to a maximum of $150,000 of convertible debentures, which shall pay cumulative interest at rate of 8% per annum. Pursuant to that subscription agreement, the Company has filed a registration statement with the U.S. Securities & Exchange Commission to register for resale, a number of shares into which the debentures are convertible. On September 20, 2001, the Securities & Exchange Commission declared the Company's registration statement effective, the Company simultaneously requested funding of the $150,000 convertible debenture and was denied funding by Meridian Equities. Subsequently, on October 11, 2001 the Company resubmitted its request for funding and was again denied by Meridian citing iVoice's failure to meet all of the conditions precedent to funding as indicated in the subscription agreement.

The Company has, in its opinion, met all of the conditions precedent to funding as described in the subscription agreement between iVoice and Meridian. Specifically, a daily average trading volume of its common stock, multiplied by the volume weighted average closing price ("VWAP") for the thirty (30) trading days preceding funding, exceeding a minimum of $25,000. The Company has consulted counsel regarding Meridian's breach of the Subscription agreement and may seek legal remedies to enforce Meridian's obligation under the agreement and recover damages sustained by iVoice.

September 30, 2001 compared to September 30, 2000

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and nine months ended September 30, 2001 were $87,043 and $303,948, respectively, as compared to $175,343 and $677,062 for the three and nine months ended September 30, 2000, an decrease of $88,300 or 50.4% and $373,114 or 55.1%, respectively. The decrease in sales for the three and nine month period are largely attributable to weak economic conditions resulting in weak demand for the Company's products, coupled with the Company's lack of sufficient capital resources to effectively develop a successful sales campaign.

iVoice will continue to market and promote its products to telephony reseller networks in order to leverage those resellers' existing customer bases. On October 30, 2001, the Company announced its participation in the 3Com(R) NBX Solution Providers Program providing direct access to the fast-growing market of networked telephony. Having demonstrated full integration with the NBX platform, iVoice shall be designated a 3Com NBX Solution Provider whereby its speech enabled applications will be promoted through joint marketing efforts to 3Com NBX Authorized Resellers.

The Company also sells directly to end users in geographic locations where an existing dealer relationship does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices. Furthermore, at the end of the quarter ending September 30, 2001, iVoice has received follow-up orders for additional product installations at existing customer locations totalling $65,000. Of this amount, only $12,504 is recorded in sales as earned revenue in the current quarterly period. The remaining $52,496 has been recorded as deferred revenue and it is anticipated that these contracts will be fully recognized in the fourth quarter of 2001. It is management's opinion that the events of September 11, delayed the receipt and completion of these orders.

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

Gross margin for the three and nine months ended September 30, 2001 was $55,882 and $173,669 or 64.2% and 57,1%, respectively, as compared to $104,680 and $444,597 or 59.7% and 65.7% for the three and nine months ended September 30, 2000. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communicaitons products. The dollar amount of gross profit has decreased due to reduced revenues for the comparative periods however margin percentages are consistent with prior periods with variances due only to product mix.

Total operating expenses decreased, from $686,123 for the three months ended September 30, 2000 to $511,588 for the three months ended September 30, 2001 a decrease of $174,535. In recent months, the Company has reduced its working capital requirements to preserve its cash resources. Pursuant to this policy, cash operating expenses for the three-month comparative period reflect a reduction of $149,924 in payroll and related benefits, a reduction in travel costs of $10,033 and telephone costs of $5,904. Offsetting these reductions was an increase in consulting expenses of $105,691 for services provided by EMCO\Hanover Group, Inc. paid for with Class A common stock. Although the nine-month period ending September 30, 2001 reflects an increase in operating expenses of $220,683 compared to the same nine-month period of 2000, the increase is a result of higher payroll costs incurred in the first quarter of 2001 compared to the prior year.

As of September 30, 2001, the Company has reduced its staff to 10 full-time employees and 3 part-time employees for a total of 13 individuals. The company has reduced the number of employees in order to preserve its cash resources.

The loss from operations for the three and nine months ended September 30, 2001 was $455,706 and $2,082,609 compared to $581,443 and $1,590,998 for the three and nine months ended September 30, 2000, a decrease of $125,737 in the three month comparative period and an increase of $491,611 for the nine month comparative period.

Interest expense of $36,782 and $107,591 was incurred for the three and nine-month period ending September 30, 2001 as compared to $170,767 and $491,986 for the three and nine-month period ending September 30, 2000, respectively. This decrease of $133,985 and $384,395 for the three and nine-month comparative periods reflects a lower outstanding principal balance of the Company's 12% debentures in 2001 as well as the absence of the amortized debt discount in the current period recorded in the previous period ending September 30, 2000.

Other expenses for the nine-month period ending September 30, 2001 include non-recurring charges of $352,706 recorded in the second quarter of 2001. This amount represents a $141,626 write-off of capitalized financing costs incurred in connection with the agreement with Swartz Private Equity and $154,830 in charges related to the termination of the Swartz agreement, along with $56,250 in settlement charges incurred with respect to a former debenture holder's claim for damages incurred in default of the Company's 12% convertible debentures.

Net loss for the three and nine month period ending September 30, 2001 was $492,488 and $2,542,906 as compared to $752,210 and $2,082,984 for the three and nine months of 2000. The respective changes in net loss for the comparative periods were a result of the factors discussed above.

Liquidity and Capital Resources

We have incurred substantial losses, we have accumulated a deficit, and we require additional financing. As of September 30, 2001 we had negative working capital of $1,993,742 and a cash balance of $13,177. These matters raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional financing on an ongoing basis for the foreseeable future.

We have funded our operations principally from a) loans from our principal stockholder; b) from the proceeds of the sale of convertible debentures; c) from proceeds from the exercise of warrants and d) sales of our products. To date, the Company has had difficulty in raising sufficient cash to effectively implement its business plan. Management is unsure whether it can secure sufficient financing to meet its current operating requirements. There can be no assurances that the Company will be successful in procuring financing to meet its current obligations or financing which is sufficient to enable the Company to meet its business plan objectives, or that such financing will be available on terms acceptable to the Company. It should be expected that any future debt or equity financing arrangement may dilute the ownership of existing shareholders.

In July 2001, the Company entered into a subscription agreement with Meridian Equities International, Inc., whereby the Company would issue $150,000 in 8% convertible debentures and a warrant to purchase 250,000 shares of Class A common stock. Upon completing all of the conditions precedent to funding as described in the subscription agreement between iVoice and Meridian, including the filing and effective determination of a registration statement with the Securities and Exchange Commission, Meridian has withheld funding of the $150,000 for the purchase of the Company's 8% convertible debentures. The absence of this working capital may cause the Company further difficulty in meeting its short term operating obligations.

The Company is considering filing a post-effective amendment to the registration statement filed on September 7, 2001, to effectively substitute Meridian Equities International, Inc. with a new investor under the same investment terms. Although there can be no assurance that a new investor will be obtained or that the Securities and Exchange Commission will allow this amendment to the registration statement.

The Company is actively searching for potential merger candidates with synergistic technology and products, which Management feels may make financing more appealing to potential investors, although the Company has not entered into any agreements or letters of intent to, bind the Company.

SAFE HARBOR STATEMENT

Certain statements in this Form 10-QSB, including trends in or expectations regarding the Company's operations, and/or the negotiations with respect to securing financing "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on currently available operating, financial and competitive information, and are subject to various and sometimes numerous risks and uncertainties. Actual future results and trends may differ significantly.

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

              The Company filed a Summons and Complaint in U.S. District Court against PanAm Wireless, doing business as Celpage, Inc. The Complaint alleges that Celpage breached the Software\Hardware Agreement between iVoice and Celpage by refusing to accept and pay for the balance of a system installation specified in the Agreement. The Company is seeking damages in the amount of $245,375 together with interest from January 17, 2001. The Company's balance sheet at September 30, 2001 reflects, in other assets, a receivable in the amount of $67,650 representing the $245,375 less deferred revenues of $147,225 and a reserve of $30,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As of September 30, 2000 convertible debentures consisted of ten notes payable totaling $500,000 bearing interest at 12% per annum payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. We have been advised by the holders of the debentures that we have breached the following terms of the debentures:
        (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures, (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenuture documentation. The Company is in discussions with the debenture holders attempting to resolve these issues in a mutually favorable manner. However, it is uncertain whether the Company will be able to reach an agreement under terms favorable to iVoice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 18, 2001, one shareholder holding a majority of the outstanding voting shares of the company consented in writing to certain shareholder action to amend the certificate of incorporation to effect the following changes:

        o     to change the Company's name to iVoice, Inc.;

        o to increase the authorized number of shares of the Company's Class A common stock to a total of 600,000,000 shares;

        o to increase in the authorized number of shares Class B common stock to a total of 3,000,000 shares;

        o to change the par value of the Class A common stock from $.01 to $.001 per share; and

        o to authorize the Company to issue up to 1,000,000 shares of preferred stock with a par value of $1.00 per share.

        Prior to taking this action, an information statement was sent to all shareholders.

        On August 24, 2001, we filed to amend our certificate of incorporation with the Secretary of State of the State of Delaware to effect the changes voted upon by our shareholders on July 18, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (3)(i) AMENDED CERTIFICATE OF INCORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                 iVoice, Inc.


Date: November 13, 2001      By: s/Jerome R. Mahoney
                                 ----------------------------
                                 Jerome R. Mahoney, President