Form 10KSB
period 2001-12-31
IVOICE COM INC /DE
filed 2002-03-27
CIK 1105064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   iVoice, Inc.
                  (Name of small business issuer in its charter)

                     Delaware                                 52-1750786
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                   organization)                          Identification No.)

            750 Highway 34, Matawan, NJ                          07747
     (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Class A Common $.001 Par Value

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $425,948

      As of March 5, 2002, the Registrant had 158,625,029 shares of Class A, $.001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $6,582,939.

As of March 5, 2002, the Registrant had 354,000 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                     PART I
Item 1.  Description of business.............................................. 3
Item 2.  Description of property..............................................17
Item 3.  Legal proceedings....................................................18
Item 4.  Submission of matters to a vote of security holders..................19

                                     PART II
Item 5.  Market for common equity and related stockholder matters.............19
Item 6.  Management's discussion and analysis or plan of operations...........23
Item 7.  Financial statements.................................................27
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure......................................................27

                                    PART III
Item 9.  Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act.........................27
Item 10. Executive compensation...............................................28
Item 11. Security ownership of certain beneficial owners and management.......30
Item 12. Certain relationships and related transactions.......................32

                                     PART IV
Item 13. Exhibits and reports on Form 8-K.....................................32


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

      On April 24, 2000, we entered into an agreement and plan of reorganization with all the stockholders ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice, we acquired all the issued and outstanding shares of ThirdCAI in exchange for $150,000, and a finder's fee paid to Corporate Architect, Inc., consisting of 50,000 shares of our Class A voting common stock. The purpose of this transaction was to enable our business to be conducted by a reporting company, as pursuant to the "eligibility rule" adopted by the National Association of Securities Dealers, Inc., or "NASD," as only reporting companies may continue to have stock quoted on the OTC Bulletin Board.

      Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOC."

Our Business

      We design, manufacture, and market innovative voice and computer telephony communications systems for businesses and corporate departments with as many as 20,000 telephones. Our speech recognition software products enable our customers to communicate more effectively by integrating their traditional office telephone systems with automated attendant, voice mail, unified messaging, and interactive voice response, or "IVR," functions. Our products are designed to be "people oriented," with features that can be readily used without special training or manuals. Our principal products, Speech-enabled Auto Attendant, iVoiceMail, Unified Messaging, and iVoice IVR, incorporate this philosophy. We also design, market, and support voice recognition products. Except for iVoice IVR, which is generally sold directly to end users due to required customization, iVoice markets and promotes its speech enabled products through telephony reseller channels and Telephone equipment manufacturer distributor networks. This allows iVoice to leverage those resellers' existing customer bases. We may however sell direct to end users in geographic locations where an existing dealer relationship does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices

Products and Services

      Our products use standard open-architecture PC platforms and Microsoft Windows 2000, NT Server and NT Workstation operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. We have traditionally used standard PC-related hardware components in our products, in part to limit our need to manufacture components however we have recently developed our software for use with Telephony Application Program Interface or TAPI. The use of TAPI, allows iVoice to integrate into different telephone private branch exchange systems or PBX's, eliminating the need for additional external hardware. iVoice's manufacturing operations consist only of the installation of our proprietary software and a voiceboard, if required, into a fully assembled PC system. The Company obtains from suppliers components such as PCs, circuit boards, application cards, faxboards, and voiceboards.

      Our products include the iVoice Speech Enabled Auto Attendant allowing businesses to incorporate speech recognition into their telephone systems without duplicating their current voicemail applications. The Speech Enabled Auto Attendant uses a customized dictionary of names and extension numbers that enables callers to contact their party using their spoken voice. Also one our principal products is iVoice IVR (interactive voice response) Except for iVoice IVR that is generally sold direct due to requested customization, iVoice markets and promotes its products to telephony reseller and distributor networks. This allows iVoice to leverage those resellers' existing customer bases. Our flagship product is iVoice IVR, an application generator that allows full connectivity to the most popular databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, DBase, Btrieve, and Paradox, or to standard text files. iVoice IVR can be used to read information from, and write information to, databases, as well as query databases and return information. iVoice IVR performs over 40 different customizable commands. Properties can be set up for each command, as if the commands were being executed manually. iVoice IVR links a phone system to a database to provide customers with 24-hour immediate access to account information, via telephone. With iVoice IVR, polished IVR applications are quick and easy to install. No knowledge of computer programming and minimal database knowledge is needed. iVoice IVR will execute any created application when a caller dials in. Using DTMF (touch-tone telephones) or speech activation allows callers to interact with the system. Advanced database technology permits reading, writing, appending, searching and seeking database information. A user can record product inventory, set up games, keep a record of patients or customers, and perform limitless other applications. The advanced, innovative technology, backed by a simple, easy-to-use drag-and-drop interface, makes writing applications simple.

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

      The following is a list of Speech-enabled applications which the Company has developed and are available for sale

            iVoice IVR (Interactive Voice Response). Enables a caller to obtain requested information in voice form from a local or non-local database. Examples of IVR range from simply selecting announcements from a list of options stored in the computer (also know as Audio Text) to more complex interactive exchanges such as querying a database for information. ). iVoice IVR allows information in PC databases to be accessed from a standard touch-tone telephone using a telephone keypad or voice commands. iVoice IVR is sold as a customized turnkey system or as an Application Generator giving the end user the ability to develop their own customized IVR application.

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

      We are currently working on upgrading and enhancing existing products, with the aim of adding to some products, a full toolkit that would enable natural language recognition allowing the systems to understand spoken sentences rather than just single words.

Marketing and Distribution

      iVoice is currently focused on developing its dealer and reseller channels. Management believes it can leverage already existing equipment manufacturers reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The recent introduction of an entirely TAPI (Telephone Application Program Interface) based Speech-enabled Auto Attendant and Name Dialer, allows integration into different PBX systems without the need for additional hardware devices. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and customer needs. The direct channel also provides an avenue more suitable for iVoice IVR applications that often require customized development, which is usually difficult to provide through the reseller network.

      Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication avenues with other people and information sources. Our strategy is built around the following basic elements:

            Emphasize software, not hardware. We concentrate our developing software that meets our clients' needs, rather than on designing or modifying hardware. This allows us to create the most value from our products.

            Use of standard, Microsoft Windows-based architecture, open systems and hardware. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

            Focus on businesses and corporate departments having as many as 20,000 telephones. Our products are designed for use by businesses and corporate departments having as many 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer these organizations, features offered by large, proprietary call processing systems, but at a more affordable price.

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

New Products

      In December 2001, we introduced the iVoice Name Dialer that uses Telephony Application Program Interface or ("TAPI"). The use of TAPI, allows iVoice to integrate into different telephone private branch exchange systems ("PBX"), eliminating the need for additional component hardware. Each phone system hardware provider provides a specific software driver that interfaces directly with the iVoice Name Dialer. TAPI provides a high-level interface for dialing and disconnecting. The Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a users' contact management software such as Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through our software, into a set of phonemes to be used for voice recognition. When the user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer software running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

      iVoice is currently distributing demonstration copies of the Name Dialer to resellers and distributors to determine customer interest and marketability.

Competition

      The voice-recognition industry is highly competitive, and we believe that this competition will intensify. The segment of the industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do.

      For example, industry analysts recognize Nuance Communications, Inc., and SpeechWorks International, Inc. as the market leaders in voice recognition software. Customers of Nuance include American Airlines, Bell Atlantic, Charles Schwab, Sears and UPS. Nuance offers products through industry partners, platform providers, and value-added resellers around the world. Corporate investors in Nuance include Cisco Systems, Intel, Motorola, SAIC, Siebel Systems, SRI International, Sun Microsystems, and Visa International. SpeechWorks customers include America Online, First Union National Bank, Microsoft, Thrifty Car Rental and United Airlines.

      On a more directly competitive scale, other companies that produce computerized telephony systems that incorporate speech recognition into their products such as the iVoice Speech-enabled Auto Attendant include companies like Locus Dialogue, Phonetic Systems and Sound Advantage. Management believes that the iVoice Speech-enabled Auto Attendant has competitive advantages based upon product features, the accuracy of the speech recognition and product pricing.

Suppliers

      Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and iTox, Inc., Amer.com, Inc. and Ingram-Micro, Inc., for computer components. Since our products are based and run on standard PC architecture and as result of the Company's recent integration with TAPI, the Company does not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

Customers

      Direct customers are comprised of businesses, organization and corporate departments that use telephones as a principal means of communications. Specifically, the end users of our products seek to automate the call process for incoming callers in order to improve customer service and increase productivity. The iVoice Speech-enabled Auto Attendant and iVoice IVR seek to fulfill these customer needs. Customers who seek to automate the call process for outbound calling are primary targets for the iVoice Name Dialer and iVoice Patient Reminder.

      Wholesale customers include value added resellers and distributors of telephony equipment throughout North America.

      For the year ended December 31, 2001, no one customer represented more than 10% of our total revenues. iVoice does not rely on any one specific customer for any significant portion of its revenue base.

      We generally require customers to pay 50% down on any turnkey applications purchased, with the balance due when installation has been completed. Software only sales require COD or prepayment before shipping except for dealers and resellers, which subject to credit approval are given 30 day payment terms. iVoice accepts company checks or Visa/Mastercard.

      Approximately 70% of our revenues are derived from customers located in the northeast U.S.; the remaining 30% are from customers located elsewhere in the continental U.S.

Patents and Trademarks

      The Company currently has ten (10) patent applications pending with the United States Patent and Trademark Office for speech enabled applications that it has developed internally. These applications include various versions of the "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", and the "Voice Activated, Voice Responsive Product Locator."

      In February 2002, the Company filed a Trademark application for its 'iVoice' logo and approval is pending.

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

      The Company is not subject to any necessary government approval or license requirement in order to market, distribute or sell its principal or related products other than ordinary Federal, State, and Local laws which governs the conduct of business in general. The Company is unaware of any pending or probable government regulations that would have any material impact on the conduct of business.

Research and Development

      Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy. iVoice employs qualified technical personnel to strengthen our product line and maintain a competitive edge. In 2001, research and development expenditures consisted of $380,692 in salaries and wages to the Company's technical staff and $6,773 for technical hardware supplies, software tool-kits and technical publications. In the year 2000, the Company spent $406,106 in technical salaries and wages and $17,361 for related supplies, tools and publications.

Reductions in amounts expended were deemed necessary for the conservation of capital resources.

Licenses

      We have purchased a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers. We also have non-exclusive license agreements with Lernout & Hauspie Speech Products and Fonix Corporation, each of which allows us to incorporate their text-to-speech software into our applications so clients can listen to e-mail messages from any telephone.

Employees

      As of December 31, 2001, we employed 11 individuals, consisting of 8 full-time employees and 3 part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements.

      In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Forward Looking Statements - Cautionary Factors

Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

We will need additional financing in the next twelve months..

      Based on our potential rate of cash operating expenditures and our current plans, we will need to secure financing within the next twelve months to continue operations. We unsure whether it can secure sufficient financing to meet its current operating requirements. There can be no assurances that we will be successful in procuring financing to meet our current obligations or financing sufficient to enable us to meet our business plan objectives, or that such financing will be available on terms acceptable to the Company. It should be expected that any future debt or equity financing arrangement may dilute the ownership of existing shareholders.

We have a history of losses, expect to encounter future losses and may not achieve or sustain profitability.

      To date, we have incurred significant losses. As of December 31, 2001, our accumulated deficit was $12,430,869. We will incur operating losses in the future until sales of our voice-recognition systems exceed our administrative, selling, and research-and-development costs. This may never happen.

Our accountants have expressed substantial doubt about our ability to continue as an operating concern.

      In connection with the reports on our consolidated financial statements for the fiscal years ending December 31, 2001 and 2000, our independent certified public accountants expressed substantial doubt about our ability to continue operating as a going concern. Their doubt was based on our low levels of cash, our negative working capital, and our failure to establish a source of revenues sufficient to cover our operating costs.

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

      Our prospects are subject to the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

o substantial delays and expenses related to testing and developing of our new products;

o marketing and distribution problems encountered in connection with our new and existing products and technologies;

o     competition from larger and more established companies;

o     delays in reaching our marketing goals;

o difficulty in recruiting qualified employees for management and other positions;

o     lack of sufficient customers, revenues and cash flow; and

o     limited financial resources.

      We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

      Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

o the timing of sales of our products and services, particularly given that we depend on a relatively small number of large orders;

o     the timing of product implementation, particularly large design projects;

o     unexpected delays in introducing new products and services;

o increased expenses, whether related to sales and marketing, product development, or administration;

o deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

o     the mix of product license and services revenue; and

o     costs related to possible acquisitions of technology or businesses.

We may fail to develop new products, or may incur unexpected expenses or delays.

      Although we currently have fully developed products available for sale, we are also developing various products and technologies and will rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we may be able to license some of our technologies in their current stage of development, we cannot assure that we will be able to do so.

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

We face significant competition.

      The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do. For example, industry analysts recognize Nuance Communications, Inc., and SpeechWorks International, Inc. as the market leaders. Customers of Nuance include American Airlines, Bell Atlantic, Charles Schwab, Sears and UPS. Nuance offers products through industry partners, platform providers, and value-added resellers around the world. Corporate investors in Nuance include Cisco Systems, Intel, Motorola, SAIC, Siebel Systems, SRI International, Sun Microsystems, and Visa International. SpeechWorks customers include America Online, First Union National Bank, Microsoft, Thrifty Car Rental and United Airlines.

We may be unable to protect our trademarks and proprietary rights.

      To succeed, we will need to protect our intellectual property rights. To date, we have filed ten (10) patent applications for for internally developed applications. Each of the foregoing applications may not be approved. To maintain the confidentiality of our trade secrets, we require our employees, consultants, and distributors to enter into confidentiality agreements, but these agreements afford us only limited protection and can be time-consuming and expensive to obtain and maintain. Monitoring for unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will be effective to prevent unauthorized use. We may have to litigate to enforce our trade secrets; such lawsuits, regardless of their merits, would likely be time consuming and expensive and would divert management's time and attention away from our business.

We may unintentionally infringe on the proprietary rights of others.

      Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the voice-recognition area. Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

We may be unable to obtain component products from our vendors.

      We purchase major components of our products from outside suppliers. At any given time we may find ourselves unable to obtain those components, which could prevent us from meeting customer demand.

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

      Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is not, however, an exchange, and trading in securities on the OTC Bulletin Board is often more sporadic than trading in securities listed on an exchange or NASDAQ. Consequently, you may have difficulty reselling any shares of our Class A common stock that you purchase from the selling stockholders.

Because "penny stock" rules apply to trading in our Class A common stock, you may find it difficult to sell the shares you purchase in this offering.

      Our Class A common stock is a "penny stock," as it is not listed on an exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission, or the "SEC." This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the penny stock rules may make it difficult for you to sell your shares of our Class A common stock.

One of our officers and directors controls a significant percentage of our Class A common stock.

      As of December 31, 2001, Jerome R. Mahoney, our President and Chief Executive Officer, owned approximately 38.8% of our outstanding voting shares. Mr. Mahoney is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

Future sales of our Class A common stock could cause our stock price to decline.

      The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2001, approximately 61,900,000 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market in 2002.

Issuance of our reserved shares of Class A common stock may significantly dilute the equity interest of existing stockholders.

      We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2001, we had approximately 232,000,000 shares of Class A common stock reserved for possible future issuance.

We are in breach of obligations relating to our 12% senior convertible debentures.

      Holders of our 12% senior convertible debentures have told us that we have breached a number of the terms of the debentures and the related registration rights agreement and security agreement. Breach of the terms of the debentures could result in the following: (1) a 20% increase in the principal amount of the debentures; (2) an increase in the debentures' annual interest rate to 15% commencing seven days after the date of default through the date that the debentures are converted or repaid; and (3) the debentures immediately becoming due in full. Additionally, we have not registered the shares issuable upon conversion of the debentures. This could result in our being required to pay liquidated damages of 2.5% per month of the principal amount of the debentures from November 7, 1999, the date on which we were required to register the shares. These increased interest amounts and liquidating damages have not been accrued and do not appear on our financial statements. We anticipate having to issue additional shares to settle the debenture holders, claims arising from our default on the 12% senior convertible debentures.

      We have settled with one previous holder of debentures regarding the interest and penalties demanded by this former holder. As part of this settlement, we issued 450,000 shares of our Class A common stock to this former holder in full satisfaction of its claims.

      We are endeavoring to settle with the remaining debenture holders attempting to resolve the default issues in a mutually favorable manner. If we are unable to do so, we may be forced to pay the debenture holders amounts substantially in excess of our original obligations under the debentures.

Reports to Security Holders

      The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

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

      The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey. On December 5, 2001 the Company renegotiated the former lease for these premises reducing the square footage occupied by the Company from approximately 8,000 to approximately 4,200 square feet of space. The new lease is for a period of eight months at a cost of $7,000 per month. Upon expiration of the lease term, the Company can opt to enter a new lease for its current premises.

      The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings.

      We have been named a defendant in a lawsuit brought about by Communication Research, Inc., ("CRI") In this lawsuit, CRI makes claims against us of constructive eviction, trespass, breach of contract, conversion, interference with economic relations, and quantum merit. On March 4, 2002 a judgement in the amount of $31,977.89 was entered against iVoice in the Superior Court of New Jersey in Bergen County. iVoice has filed for a motion for reconsideration and rehearing with respect to this judgment and a formal appeal is pending.

      We have been named as a defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed July 9, 2001. In this lawsuit, the plaintiff is claiming that we failed to pay Lighthouse $15,000 for placement services it performed for us. Upon filing a Motion to Dismiss the Complaint, the complaint was dismissed without prejudice on December 21, 2001.

      We have been named as a defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff claims non-payment of $37,250 for placement services performed by Business Staffing. In non-binding arbitration, the aribtrator determined an amount of $19,250 to be owing to the plaintiff for services performed. This entire amount has previously accrued and presents no impact to the financial position of iVoice. Management is considering a request for trial and intends to vigorously defend itself against this claim

      The Company has filed suit against PanAm Wireless, Inc. the parent company of Celpage, Inc. for breach of contract related to the installation of a 196-port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. PanAm has refused to accept the remaining ports citing a shortfall in their projected subscriber base. Subsequent to the filing and in response to our claim, PanAm Wireless has entered a counterclaim against iVoice alleging iVoice's failure to supply PanAm Wireless with the required equipment and that the system did not provide the specified services specified in their purchase order. iVoice denies PanAm Wireless' counterclaim allegations and intends to vigorously defend itself in this suit.

      The Company is subject to litigation from time to time arising from its normal course of operations. Currently, none of the open litigation matters relate to the Company's products, product installations or techincal services provided. Management does not believe that any such litigation and claims that have arisen will have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      Our common stock is quoted on the OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                           High                       Low
                           ----                       ---
      2000

      First Quarter        $5.9375                    $0.2900
      Second Quarter       $2.2812                    $0.3438
      Third Quarter        $0.7031                    $0.3281
      Fourth Quarter       $0.4900                    $0.0950

      2001

      First Quarter        $0.4000                    $0.0950
      Second Quarter       $0.1700                    $0.0500
      Third Quarter        $0.0820                    $0.0430
      Fourth Quarter       $0.0900                    $0.0400

Holders of Common Equity.

      As of December 31, 2001, the number of record holders of our common shares was approximately 455.

Dividend Information.

      To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities.

In the year ending December 31, 2001, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

      We issued 4,394,287 shares of our Class A common stock to various parties for consulting and legal services rendered to the Company valued at $545,205.

      We issued 2,183,834 shares of our Class A common stock at various times during the year as compensation to Company employees valued at $234,432.

      On June 14, 2001, we issued 828,000 previously registered shares and 850,000 restricted shares of our Class A common stock as payment for termination of the Swartz Financing Agreement valued at $154,830.

      On April 25, 2001, we issued 450,000 shares of our Class A common stock to a holder of our 12% convertible debentures as settlement for failure to register shares under the registration rights agreement related to the 12% convertible debentures valued at $56,250.

      On January 30, 2001, we issued 328,951 shares of our Class A common stock as repayment of amounts owed to related parties valued at $75,659.

      We issued 2,996,738 shares of our Class A common stock at various times during the year, for the repayment of $142,200 in principal and $6,559 in interest on our 12% Convertible Debentures.

      On November 20, 2001, we issued 1,000,000 shares of our Class A common stock for the conversion of 10,000 shares of our Class B common stock.

      We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by our legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

Description of Securities

      Pursuant to our certificate of incorporation, as amended on August 24, 2001, we are authorized to issue 600,000,000 shares of Class A common stock, par value $0.001 per share, 3,000,000 shares of Class B common stock, no par value and 1,000,000 shares of preferred stock, par value of $1.00 per share.

Class A Common Stock

      Each holder of our Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata. Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

      A total of 158,625,029 shares of Class A common stock were issued and 158,025,029 shares were outstanding as of March 5, 2002.

Class B Common Stock

      Each holder of Class B common stock has voting rights equal to 100 shares of Class A common stock. Holders of Class B common stock are not entitled to receive dividends. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 3,000,000 shares authorized and 354,000 shares issued and outstanding as of March 5, 2002. A holder of Class B common stock has the right to convert each share of Class B common stock into 100 shares of Class A common stock. Upon our liquidation, dissolution, or winding-up, holders of Class B common stock will not be entitled to receive any distributions.

      There are no cumulative voting rights with respect to election of directors, so holders of more than 50% of the outstanding shares of Class A common stock can elect all of the directors if they choose to do so.

Preferred Stock

      On August 24, 2001, we filed a certificate of amendment to our certificate of incorporation, authorizing us to issue 1,000,000 shares of preferred stock, par value $1.00 per share. As of March 5, 2002, we have not issued any shares of preferred stock.

      Our board of directors is authorized (by resolution and by filing an amendment to our certificate of incorporation and subject to limitations prescribed by the General Corporation Law of the State of Delaware) to issue, from to time, shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

      o the number of shares constituting that series and the distinctive designation of that series;

      o the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

      o whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights;

      o whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines;

      o whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

      o whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

      o the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of iVoice, and the relative rights of priority, if any, of payment of shares of that series; and

      o any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

      If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of preferred stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

Options and Warrants

      As of December 31, 2001, our employees held options to purchase 1,946,083 shares of our Class A common stock. These options were granted to our employees under our 1999 Stock Option Plan. The exercise prices ranged from $0.06 to $3.75 per share. All options issued to employees vest at 25% per year and expire in 5 years. As of December 31, 2001, 265,583 of the options were exercisable.

      As of December 31, 2001, we had outstanding, to persons other than employees, warrants to purchase 6,558,260 shares of our Class A common stock. These warrants have exercise prices ranging from $0.047 per share to $2.00 per share. These warrants will expire at various times between January 1, 2001 and May 1, 2006.

Debt

      As of December 31, 2001, we had outstanding, two series of convertible debentures that are convertible into the company's Class A common stock at the option of the holder.

      Our 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2001, $305,200 in principal of the 12% debentures and $6,559 in accrued interest had been converted into 2,996,738 shares of the Company's Class A common stock. Total outstanding principal balance of the 12% convertible debentures at December 31, 2001 was $194,800 plus accrued interest of $82,514.

      Our 8% debentures are convertible into Class A common shares at the lesser of (i) 140% of the closing bid price for the Common Stock on the Closing Date, or (ii) 80% of the average of the three lowest closing bid for the 22 trading days immediately preceding the date of conversion. As of December 31, 2001, $260,000 in principal of the 8% debentures and $7,324 in accrued interest had been converted into 7,149,992 shares of the Company's Class A common stock. Total outstanding principal balance of the 8% convertible debentures at December 31, 2001 was $165,000 plus accrued interest of $3,936.

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

Plan of Operation.

      To date, iVoice has incurred substantial losses, does not produce enough cash from operations to cover its operating cash requirements and will require additional financing in the next twelve months. This financing may include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders. We are unsure whether we will be able to secure sufficient financing to meet our current operating requirements. We are searching for potential merger candidates with compatible technology and products, which Management feels may make financing more appealing to potential investors, although we have not entered into any agreements or letters of intent to, bind us.

      Recently, iVoice has announced that it has met interoperability standards with several leading PC-based Private Branch Exchange (or PBX) manufacturers for its award winning product, iVoice Speech-enabled Auto Attendant. To date, rigorous testing and compatibility studies have developed into co-marketing arrangements with 3Com, for its

NBX(R) platform, Artisoft for its TeleVantage(R) Communication server, and AltiGen's AltiServ(R) phone systems. These recent platform integrations add to several others previously completed including a Siemens Ready(TM) certification, NEC Fusion Strategic Alliance and Sprint North Supply. Through these co-marketing arrangements and strategic alliances, iVoice will attempt to capture significant market share in the business communication solution market by expanding distribution through these manufacturers' authorized reseller networks.

      iVoice is currently focused on developing its dealer and reseller channels. Management believes it can leverage already existing equipment manufacturers reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. Each manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The recent introduction of an entirely TAPI (Telephone Application Program Interface) based Speech-enabled Auto Attendant and Name Dialer, allows integration into different PBX systems without the need for additional hardware devices. These integration changes should provide for greater appeal to telephony re-sellers allowing for more economical customer installations with no change in software pricing iVoice charges for its software.

      Beginning in January 2002, in order to promote the iVoice Speech-enabled Auto Attendant; the Company began a promotional program whereby it would sell to authorized dealers and resellers of 3Com, Artisoft and AltiGen, a demonstration copy of Speech-enabled Auto Attendant software. For the two months ending February 28, 2002, iVoice has shipped over 50 copies to prospective dealers.

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

      The Company's Research & Development efforts have produced greater product reliability and have added features to existing products already available for sale making our products highly competitive in the marketplace.

      Provided sufficient funding is obtained, the Company intends to hire additional personnel in the next twelve months particularly in the sales department.

December 31, 2001 compared to December 31, 2000

      Sales for the year ended December 31, 2001 were $425,948, a decrease of $297,098 or 41.1% over the prior years sales of $723,046. The decrease was largely attributable to weak economic conditions resulting in weak demand for the Company's products, coupled with the Company's lack of sufficient capital resources to effectively develop a successful sales campaign. For the three months ending December 31, 2001, the Company recorded sales of $122,000 as compared to $45,984 for the three months ending December 31, 2000, an increase of $76,016 or 165.3%.

      The Company is currently in discussions and has submitted a proposal to speech-enable a leading telephone equipment manufacturer's proprietary voice mail product. If accepted and with successful completion, the Company stands to significantly increase its operating revenues through potential royalty arrangements with the manufacturer. This is a significant project that requires time, effort and professional care. We believe that our technical experience in product design, development, integration and installation can produce a successful engagement. Management strongly believes that integrating its speech engine technology with other telephony products will provide superior product offerings and greatly benefit both organizations.

      The Company anticipates it will be awarded a contract for a pilot program to provide a major retail chain with a speech-enabled product locator. If successful, the Company could experience a significant increase in revenues and income from operations resulting from the potential installation of a product locator in the customers retail locations throughout North America.

      The Company's gross profit for the year ended December 31, 2001 was $258,719, a decrease of $161,432 or 38.4% compared to $258,719 for the year ending December 31, 2000. The Company's gross margin percentage for the twelve months ended December 31, 2001 was 60.7% versus 58.1% for the prior year. This represents a 2.6% increase over the gross profit percentage recorded for the same prior year period. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communicaitons products. The dollar amount of gross profit has decreased due to reduced revenues for the comparative periods however margin percentages are consistent with prior periods with variances due only to product mix

      Operating expenses increased from $2,678,310 for the year ended December 31, 2000 to $3,035,994 for the year ended December 31, 2001 an increase of $357,684 or 13.3%. Material changes in specific line items of operating expenses include an increase in payroll costs of $559,543 which includes accruals for reimbursement to the Company's principal shareholder, Jerome R. Mahoney, for a charitable donation of his personal holdings of iVoice Class A common stock for a total value of $350,000 and reimbursement for income tax incurred by Mr. Mahoney for sales of Class A common stock which were sold in order to provide working capital to the Company totalling $95,100. Also contributing to the increase in operating expense was a charge of $56,250 for a reduction in the strike price on warrants previously issued by the Company. This amount was not incurred in the previous period. Rent expense also increased by $30,835. due to the reflection of a full years rent for the Company's headquarters in Matawan where the prior year included only eight months.Offsetting the increases in the specific operating expense items described above were a reduction in employee recruiting fees amounting to $153,143, bad debt expense of $50,387 and a reduction in advertising and promotional expense totalling $46,875.

      Throughout 2001, the Company reduced it staff from 21 employees at December 31, 2000 to its current staff of 11 comprised of 8 full-time and 3 part-time individuals primarily to preserve its cash resources.

      The net loss from operations for the year ending December 31, 2001 was $2,777,275 compared to $2,258,159 for the year ended December 31, 2000. This decrease of $519,116 was a result of the decrease in net revenues and gross profit from year to year combined with an increase in current year operating expenses as described above.

      Other expense, comprised only of interest expense, increased $36,941 to $670,161 in the year ended December 31, 2001 compared to $633,220 in 2000. Interest expense reflects interest and discount amortization on the Company's outstanding convertible debentures which were outstanding for most of the year 2001 and 2000.

Liquidity and Capital Resources

      We have funded our operations principally from (1) loans from our principal stockholder; (2) proceeds of the sale of convertible debentures; (3) proceeds from the exercise of warrants; and (4) sales of our products. To date, we have had difficulty in raising sufficient cash to effectively implement our business plan, and we are unsure whether we can secure sufficient financing to meet our current operating requirements.

      On December 21, 2001, we filed a Registration Statement on Form SB-2 to register 50,000,000 of our shares in connection with our proposed offering of $300,000 in 8% convertible debentures with Beacon Capital, LLC. Based on comments received by the SEC relating to the terms and conditions of the subscription agreement and on advice of counsel, on February 20, 2002, we withdrew the Registration Statement with the SEC and cancelled the subscription agreement with Beacon Capital, LLC. This subscription agreement would have provided short-term working capital requirements and as a result we will need additional financing in the next several months.

       We are currently considering several proposals for additional financing which should enable us to continue in operation for the continuation of the fiscal year. To date, the Company has had difficulty in raising sufficient cash to effectively implement its business plan. Management is unsure whether it can secure sufficient financing to meet its current operating requirements. There can be no assurances that the Company will be successful in procuring financing to meet its current obligations or financing which is sufficient to enable the Company to meet its business plan objectives, or that such financing will be available on terms acceptable to the Company. It should be expected that any future debt or equity financing arrangement may dilute the ownership of existing shareholders. Any delay in securing such financing could have an effect on our ability to operate.

      We are also searching for potential merger candidates with compatible technology and products, which Management feels may make financing more appealing to potential investors, although we have not entered into any agreements or letters of intent to, bind us.

Item 7. Financial Statements.

      The financial statements and notes thereto, together with the report thereon of Mendlowitz Weitsen, LLP. (the Company's accountants) dated February 11, 2002, included elsewhere in this report, are incorporated by reference in answer to this Item 7 and the Financial Statements and Financial Statement Schedules Indexes to financial statements appear after the signature page to this Form 10-KSB.

Item 8. Changes In and DisagreementsWith Accountants on Accounting and Financial Disclosure.

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

Kevin Whalen           38             CFO                    5-16-00 to present

There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

Jerome Mahoney sold shares of the Company's Class A common stock in the open market during the past year to loan the Company monies pursuant to the Promissory Note and Security Agreement executed by Mr. Mahoney and iVoice, Inc. on March 20, 2001. Due to an oversight, although these sales were made under Rule 144 of the regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933, he failed to file the requisite Form 4. The proper forms will be filed with the SEC within the next ten days.

Business Experience

      Jerome R. Mahoney. Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

      Kevin Whalen. Mr. Whalen has been a Certified Public Accountant since 1988 and has over 10 years experience in public accounting and 4 years experience in industry. From 1996 to 2000, he served as the Corporate Controller for Willcox and Gibbs, Inc., a $160 million international sales and distribution company. He was responsible for preparing consolidated analytical statements and SEC filings and managing the company's independent audits, and assisted in the registration of an $85 million public bond offering. From 1986 to 1996, Mr. Whalen was the Tax Supervisor for Curchin and Company, P.A., where he was responsible for compilation and review engagements as well as developing tax-planning strategies for business and individual clientele. Mr. Whalen received a B.S. in Commerce from Rider College, Lawrenceville, N.J. in 1986 and is a member of the American Institute of Certified Public Accountants.

Item 10. Executive Compensation.

      The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                                                                                            Securities
                                                            Other Annual     Restricted     Underlying      All Other
Name and Position(s)           Year    Salary($)   Bonus    Compensation       Stock          Options      Compensation
--------------------           ----    ---------   -----    ------------       -----          -------      ------------
Jerome R. Mahoney
   Chief Executive Officer     2001    $211,200   $75,000    $95,100 (3)         0               0         $354,416 (7)
   and President               2000    $192,000      0       $34,000 (4)         0               0           $4,416 (7)
                               1999    $180,000      0            0              0               0             $578 (7)

Joel G. Beagelman (1)          2001        0         0            0              0               0              0
   Former CFO, Secretary       2000     $39,000      0            0              0               0              0
   And Treasurer               1999    $108,000      0            0              0               0              0

Kevin Whalen (2)               2001     $93,333   $34,000         0         $115,000 (5)    1,200,000 (6)       0
   Chief Financial Officer     2000     $53,333      0            0          $20,950 (5)      200,000 (6)       0
                               1999        0         0            0              0               0              0

                           Summary Compensation Table

(1) Effective May 16, 2000, Mr. Beagelman resigned as our Chief Financial Officer, Secretary, and Treasurer.

(2) Effective May 16, 2000, Mr. Whalen was promoted to Chief Financial Officer and is not subject to any employment contract with iVoice, Inc.

(3) Represents amounts accrued for reimbursement of income taxes paid by Mr. Mahoney on sales of personal holdings of iVoice Class A common shares, the proceeds of which have been loaned to iVoice.

(4)   Represents accrued and unpaid sales commissions due to Mr. Mahoney.

(5) Represents 1,000,000 Class A common shares granted on March 20, 2001and 50,000 Class A common shares granted on September 20, 2000 and 5,000 Class A common shares granted on June 30, 2000. All shares granted vest with Mr. Whalen three years from the date granted. Total restricted shares held by Mr. Whalen total 1,055,000 valued at $58,025 as of December 31, 2001.

(6) Represents options to purchase 1,000,000 Class A common shares at $.06 granted on June 27, 2001; options to purchase 200,000 Class A common shares at $.10 granted on March 12, 2001, options to purchase 100,000 Class A common shares at $.50 granted on June 30, 2000, options to purchase 50,000 Class A common shares at $.60 granted on May 17, 2000, and options to purchase 50,000 Class A common shares at $.75 granted on May 2, 2000. All options vest 25% per year and expire 5 years from the date of issue. To date, none of these options have been exercised.

(7) Represents $350,000 as reimbursement for the donation of personal holdings of iVoice Class A Common shares donated to charity and $4,416 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2001; $4,416 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2000; and $578 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 1999;

                      Option/SAR Grants in Last Fiscal Year

                                Individual Grants

                           Number of
                          Securities        % of Options/SARs
                          Underlying            Granted to
                         Options/SARs          Employees in       Exercise or Base
       Name               Granted (#)           Fiscal Year          Price ($/sh)        Expiration Date
       ----               -----------           -----------          ------------        ---------------
Kevin Whalen, CFO        1,000,000 (1)             55.7%                 $.06             June 26, 2006

Kevin Whalen, CFO         200,000 (1)              11.1%                 $.10            March 11, 2006

(1) All options granted are subject to 25% per year vesting schedule and expire 5 years from the date of grant. To date, no options have been exercised.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                         Number of Securities          Value of Unexercised
                     Shares Acquired                    Underlying Unexercised             In-the-Money
                           on             Value         Options/SARs at FY-End        Options/SARs at FY-End
                        Exercise         Realized                 (#)                           ($)
      Name                 (#)             ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
      ----                 ---             ---         -------------------------     -------------------------
Kevin Whalen, CFO           0               0              50,000 / 1,350,000                  0 / 0

Employment Contracts

On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to the Company in each of the five prior calendar years (or shorter period during which the Executive shall have been employed by the Company) should his employment be terminated following a Change in Control, as defined in the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on February 28, 2002, by
(1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the executive officers named in the "Summary Compensation Table," and (4) all directors and executive officers as a group.

      The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 28, 2002, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The shares of our Class A common stock represented here includes the shares of our Class A common stock that the beneficial holders would directly possess if they converted all shares of our Class B common stock held by them.

     Name and Address of                                         Amount and Nature of            Percentage of
       Beneficial Owner            Title of Class                  Beneficial Owner                Class (1)
       ----------------            --------------                  ----------------                ---------
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS

Joel Beagelman                  Class A common stock                   6,777,052  (2)                 3.5%
750 Highway 34
Matawan, NJ 07747

SECURITY OWNERSHIP OF
MANAGEMENT

Jerome R. Mahoney               Class A common stock                  38,145,156  (3)                37.9%
c/o iVoice, Inc.                Class B common stock                   2,100,610  (4)(5)              100%
750 Highway 34
Matawan, New Jersey
07747

Kevin Whalen                    Class A common stock                   1,055,000                       *
c/o iVoice, Inc.
750 Highway 34
Matawan, New Jersey
07747

*     Represents less than 1% of the outstanding class

(1) Based on 158,625,029 outstanding shares of our Class A common stock and 354,000 shares of our Class B common stock, which Class B shares are convertible into 35,400,000 shares of Class A common stock.

(2)   Includes 600,000 shares held by Mr. Beagelman's three children.

(3) Includes 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children and 354,000 shares of Class B common stock held by Mr. Mahoney that have the voting power of, and may be converted into 35,400,000 shares of Class A common stock.

(4) The shares of Class B common stock held by Mr. Mahoney have the voting power of, and may be converted into 35,400,000 shares of Class A common stock.

(5) Pursuant to the Promissory Note and Security Agreement executed by Mr. Mahoney and iVoice, Inc. on March 20, 2001, Mr. Mahoney may at his option convert amounts owed to him for monies loaned to the Company from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock unreimbursed expenses and interest on the unpaid balance at an amount equal to one Class B share for each dollar owed. At December 31 2001, the total balance equaled $1,746,610 representing 1,746,610 Class B common shares and subsequently convertible into 174,661,000 Class A common shares.

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

      As of December 31, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock unreimbursed expenses and interest on the unpaid balance at 9.5%, totaled $1,746,610.

      Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this note by issuing Jerome Mahoney, or his assigns, one Class B common share of iVoice, Inc., no par value, for each dollar owed

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

No.     Description
---     -----------

3.1 Certificate of incorporation of Del Enterprises, Inc., filed October 20, 1989 (incorporated herein by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed with the SEC on November 17,
        2000).

3.2 Certificate of amendment to the certificate of incorporation of Del Enterprises, Inc., filed March 14, 2000 (incorporated herein by reference to Exhibit 3.2 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

3.3 Certificate of merger of International Voice Technologies, Inc. into Visual Telephone International, Inc., filed May 21, 1999 (incorporated herein by reference to Exhibit 3.3 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

3.4 Certificate of amendment to the certificate of incorporation of iVoice.com, Inc., filed April 27, 2000 (incorporated herein by reference to Exhibit 3.4 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

3.5 Certificate of amendment to the certificate of incorporation of iVoice.com, Inc., filed August 24, 2001 (incorporated herein by reference to Exhibit 3.5 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

3.6     Bylaws of Del Enterprises, Inc (incorporated herein by reference to
        Exhibit 3.5 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.1 Debenture No.1 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 17,
        2000).

4.2 Debenture No. 2 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millenium Capital Partners, LLC on October 29, 1999 (incorporated herein by reference to
        Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.3 Debenture No. 3 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed with the SEC on November 17,
        2000).

4.4 Debenture No. 4 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed with the SEC on November 17,
        2000).

4.5 Debenture No. 5 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to Bank Insinger de Beaufort, N.V. on October 29, 1999 (incorporated herein by reference to Exhibit
        4.5 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.6 Debenture No. 6 issued by iVoice.com, Inc. for $100,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millenium Capital Partners, LLC on October 29, 1999 (incorporated herein by reference to
        Exhibit 4.6 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.7 Debenture No. 7 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millenium Capital Partners II, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.7 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.8 Debenture No. 8 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed with the SEC on November 17,
        2000).

4.9 Debenture No. 9 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millenium Capital Partners II, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.9 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.10 Debenture No. 10 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC, on October 29, 1999 (incorporated herein by reference to Exhibit 4.10 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.11 Form 8% Convertible Debentures issued by iVoice.com, Inc. for $150,000 due April 30, 2006 to the purchasers thereof on April 30,
        2001(incorporated herein by reference to Exhibit 4.11 of the registration statement on Form SB-2, filed with the SEC on September 7,
        2001)

4.12 Form 8% Convertible Debentures issued by iVoice.com, Inc. to certain purchasers thereof for an aggregate of $125,000 (incorporated herein by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

4.13 Form 8% Convertible Debentures to be issued by iVoice.com, Inc. to Beacon Capital, LLC in the amount of $150,000. (incorporated herein by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed with the SEC on December 21, 2001).

10.1 iVoice.com, Inc. 1999 Option Stock Plan (incorporated herein by reference to Exhibit 10.1 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

10.2 Investment agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC with exhibits (incorporated herein by reference to Exhibit 10.2 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

10.3 Registration rights agreement dated August 17, 2000, between iVoice.com, Inc. and Swartz Private Equity, LLC (incorporated herein by reference to
        Exhibit 10.3 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

10.4 Registration rights agreement by and among iVoice.com, Inc. and the investors' signatories thereto dated as of October 28, 1999 (incorporated herein by reference to Exhibit 10.4 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

10.5 Warrant to purchase 5,490,000 shares of iVoice.com, Inc. issued to Swartz Private Equity, LLC, dated August 17, 2000 (incorporated herein by reference to Exhibit

        10.5 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

10.6 Subscription agreement between iVoice.com, Inc. and Beacon Capital, LLC, November 20, 2001, for the purchase of an aggregate of $150,000 of 8% Convertible Debentures. (incorporated herein by reference to Exhibit
        4.12 of the registration statement on Form SB-2, filed with the SEC on December 21, 2001).

10.7 Registration rights agreement between iVoice.com, Inc. and Beacon Capital, LLC, dated as of November 20, 2001. (incorporated herein by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed with the SEC on December 21, 2001).

10.8 Form of warrant to purchase 250,000 shares of iVoice.com, Inc. to be issued to Beacon Capital, LLC (incorporated herein by reference to Exhibit 4.12 of the registration statement on Form SB-2, filed with the SEC on December 21, 2001).

10.9 Subscription agreement between iVoice.com, Inc. and the purchaser signatories thereof, dated April 30, 2001, for the purchase of an aggregate of $275,000 of 8% Convertible Debentures due April 30, 2001 (incorporated herein by reference to Exhibit 10.9 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

10.10 Registration rights agreement by and among iVoice.com, Inc. and the investor signatories thereto dated as of April 30, 2001 (incorporated herein by reference to Exhibit 10.10 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

10.11 Warrant to purchase 171,875 shares of iVoice.com, Inc. issued to Michael Jacobs of The May Davis Group, Inc., dated April 30, 2001 (incorporated herein by reference to Exhibit 10.11 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

10.12 Warrant to purchase 171,875 shares of iVoice.com, Inc. issued to Owen May of The May Davis Group, Inc., dated April 30, 2001 (incorporated herein by reference to Exhibit 10.12 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

10.13 Consulting agreement entered into on March 15, 2001 by and between iVoice.com, Inc. and Finnigan USA (incorporated herein by reference to Exhibit 10.13 of the registration statement on Form SB-2, filed with the SEC on September 7, 2001).

10.14* Real Property Lease Agreement dated December 5, 2001 between iVoice.com, Inc. and B&R Holding Company.

13.1 Form 10-SB12G (incorporated by reference and previously filed on February 4, 2000 with the Commission).

13.2 Form 10-K for the year ending December 31, 2000 (incorporated by reference and previously filed with the Commission).

13.3 Form 10-QSB for the quarter ending March 31, 2001 (incorporated by reference and previously filed with the Commission).

13.4 Form 10-QSB for the quarter ending June 30, 2001 (incorporated by reference and previously filed with the Commission).

13.5 Form 10-QSB for the quarter ending September 30, 2001 (incorporated by reference and previously filed with the Commission).

15 Letter on unaudited interim financial information (incorporated by reference and previously filed with the Commission).

----------
      *  Filed herewith

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:            March 22, 2002

                                   iVoice, Inc..


                                   By:/s/ JEROME R MAHONEY
                                   -----------------------

                                   Jerome R. Mahoney

                                   President, Chief Executive Officer and

                                   Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


By: /s/ KEVIN WHALEN     Chief Financial Officer      Dated: March 22, 2002
--------------------

        Kevin Whalen
                                  iVOICE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                  iVOICE, INC.

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

                                     [LOGO]

                          Mendlowitz Weitsen, LLP, CPAs
               K2 Brier Hill Court, East Brunswick, NJ 08816-3341
            Tel: 732.613.9700 Fax: 732.613.9705 E-mail: mw@MWLLP.com


                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE, INC.

Matawan, New Jersey

We have audited the accompanying balance sheets of iVoice, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a), the Company had net losses and negative cash flows from operations for the years ended December 31, 2001 and 2000, and as of those dates had negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         MENDLOWITZ WEITSEN, LLP

East Brunswick, New Jersey
February 11, 2002
                                  iVOICE, INC.
                                 BALANCE SHEETS

                                                                                               December 31,
                                                                                               ------------
                                                                                           2001            2000
                                                                                       ------------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $     85,543    $    55,349
  Accounts receivable, net of allowance for
   doubtful accounts of $4,000 and $31,025                                                   37,284        292,554
  Inventory                                                                                  20,586         20,228
  Prepaid expenses and other current assets                                                 331,361        164,711
                                                                                       ------------    -----------
      Total current assets                                                                  474,774        532,842
                                                                                       ------------    -----------

PROPERTY AND EQUIPMENT, net                                                                 106,585        140,921
                                                                                       ------------    -----------

OTHER ASSETS
  Other receivable                                                                          67,650              --
  Software license costs, net of accumulated amortization of $272,000 and $163,200          272,000        380,800
  Financing costs, net of accumulated amortization of $0 and $1,297                          35,427        118,370
  Intangible assets, net of accumulated amortization of $21,041 and $7,917                  271,299        254,584
  Deposits and other assets                                                                  13,900         13,900
                                                                                       ------------    -----------
      Total other assets                                                                    660,276        767,654
                                                                                       ------------    -----------
      TOTAL ASSETS                                                                     $  1,241,635    $ 1,441,417
                                                                                       ============    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Obligations under capital leases - current                                           $     35,018    $    28,339
  Accounts payable and accrued expenses                                                   1,454,055        566,337
  Due to related parties                                                                    806,419        648,078
  Convertible debentures                                                                    359,800        337,000
  Billings in excess of costs and estimated earnings                                         43,617        170,237
                                                                                       ------------    -----------
      Total current liabilities                                                           2,698,909      1,749,991

LONG-TERM DEBT
  Obligations under capital leases - non-current                                             13,928         48,945
                                                                                       ------------    -----------
      Total liabilities                                                                   2,712,837      1,798,936
                                                                                       ------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $1 par value; Authorized shares - 1,000,000 in 2001; none in 2000
    Issued and outstanding shares - none in 2001 and 2000
  Common stock, Class A - par value $.001 in 2001 and $.01 in 2000
    Authorized shares - 600,000,000 shares in 2001 and 150,000,000 in 2000
    Issued and outstanding shares -  154,123,517 in 2001 and 103,969,715 in 2000          1,175,278      1,039,697
  Common stock, Class B - no par value
    Authorized shares - 3,000,000 in 2001 and 700,000 in 2000
    Issued shares - 700,000
    Outstanding shares  - 354,000 in 2001 and 364,000 in 2000                                    36             37
  Subscription receivable                                                                  (783,750)            --
  Additional paid in capital                                                             10,568,103      7,586,182
  Accumulated deficit                                                                   (12,430,869)    (8,983,435)
                                                                                       ------------    -----------
      Total stockholders' deficiency                                                     (1,471,202)      (357,519)
                                                                                       ------------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $  1,241,635    $ 1,441,417
                                                                                       ============    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended
                                                                    December 31,
                                                                    ------------
                                                                2001           2000
                                                            -----------    -----------
SALES, net                                                  $   425,948    $   723,046

COST OF SALES                                                   167,229        302,895
                                                            -----------    -----------

GROSS PROFIT                                                    258,719        420,151
                                                            -----------    -----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                            165,617        371,272
    General and administrative expenses                       2,297,015      1,662,142
    Research and development                                    387,463        423,467
    Bad debt expense                                             24,808         75,195
    Depreciation and amortization                               161,089        146,234
                                                            -----------    -----------

       Total selling, general and administrative expenses     3,035,992      2,678,310
                                                            -----------    -----------

LOSS FROM OPERATIONS                                         (2,777,273)    (2,258,159)

OTHER EXPENSE
    Interest expense                                           (670,161)      (633,220)
                                                            -----------    -----------

LOSS BEFORE INCOME TAXES                                     (3,447,434)    (2,891,379)

PROVISION FOR INCOME TAXES                                           --             --
                                                            -----------    -----------

NET LOSS                                                    $(3,447,434)   $(2,891,379)
                                                            ===========    ===========

NET LOSS PER COMMON SHARE
    Basic                                                   $      (.03)   $      (.03)
                                                            ===========    ===========
    Diluted                                                 $      (.03)   $      (.03)
                                                            ===========    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      Common Stock Class A        Common Stock Class B

                                                      Shares        Amount          Shares    Amount
                                                      ------        ------          ------    ------
Balance at January 1, 2001                          103,969,715   $1,039,697        364,000    $37

Issuance of common stock for settlements              2,128,000       21,280             --     --

Issuance of common stock for services                15,194,287       32,693             --     --

Issuance of common stock for exercise
  of stock options                                   18,000,000       18,000             --     --

Subscriptions received                                       --           --             --     --

Issuance of common stock for cash                     1,172,000       11,720             --     --

Issuance of common stock for compensation             2,183,834       20,371             --     --

Issuance of convertible debentures                           --           --             --     --

Issuance of stock on conversion of Class B shares     1,000,000        1,000        (10,000)    (1)

Issuance of stock for repayment of amounts
  due to related parties                                328,951        3,290             --     --

Issuance of stock on debenture conversion             9,829,204       25,972             --     --

Issuance of stock on interest conversion                317,526        1,255             --     --

Net loss for the year ended December 31, 2001                --           --             --     --
                                                    -----------   ----------        -------    ---

Balance at December 31, 2001                        154,123,517   $1,175,278        354,000    $36
                                                    ===========   ==========        =======    ===

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
               STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      Stock       Additional                        Total
                                                  Subscriptions    Paid in       Accumulated    Stockholders'
                                                    Receivable     Capital         Deficit       Deficiency
                                                    ----------     -------         -------       ----------
Balance at January 1, 2001                          $      --    $ 7,586,182    $ (8,983,435)   $  (357,519)

Issuance of common stock for settlements                   --        189,800              --        211,080

Issuance of common stock for services                      --        886,212              --        918,905

Issuance of common stock for exercise
  of stock options                                   (990,000)       972,000              --             --

Subscriptions received                                206,250             --                        206,250

Issuance of common stock for cash                          --        153,370              --        165,090

Issuance of common stock for compensation                  --        214,060              --        234,431

Issuance of convertible debentures                         --        106,250              --        106,250

Issuance of stock on conversion of Class B shares          --           (999)             --             --

Issuance of stock for repayment of amounts
  due to related parties                                   --         72,369                         75,659

Issuance of stock on debenture conversion                  --        376,229              --        402,201

Issuance of stock on interest conversion                   --         12,630              --         13,885

Net loss for the year ended December 31, 2001              --             --      (3,447,434)    (3,447,434)
                                                    ---------    -----------    ------------    -----------

Balance at December 31, 2001                        $(783,750)   $10,568,103    $(12,430,869)   $(1,471,202)
                                                    =========    ===========    ============    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      Common Stock Class A    Common Stock Class B

                                                       Shares       Amount      Shares    Amount
                                                       ------       ------      ------    ------
Balance at January 1, 2000                           54,093,663   $  540,937    700,000    $ 70

Issuance of common stock for legal settlement         2,000,000       20,000         --      --

Issuance of common stock for services                   848,718        8,487         --      --

Issuance of common stock for exercise
  of stock options                                    9,100,000       91,000         --      --

Issuance of common stock for cash                     3,240,047       32,400         --      --

Issuance of common stock for compensation                80,000          800         --      --

Issuance of convertible debentures                           --           --         --      --

Issuance of stock on conversion of Class B shares    33,600,000      336,000   (336,000)    (33)

Issuance of stock on debenture conversion             1,007,287       10,073         --      --

Net loss for the year ended December 31, 2000                --           --         --      --
                                                    -----------   ----------   --------    ----

Balance at December 31, 2000                        103,969,715   $1,039,697    364,000    $ 37
                                                    ===========   ==========   ========    ====

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     Additional                      Total
                                                      Paid in      Accumulated   Stockholders'
                                                      Capital        Deficit      Deficiency
                                                      -------        -------      ----------
Balance at January 1, 2000                          $1,395,671    $(6,092,056)   $(4,155,378)

Issuance of common stock for legal settlement        4,480,000             --      4,500,000

Issuance of common stock for services                  509,668             --        518,155

Issuance of common stock for exercise
  of stock options                                     228,166             --        319,166

Issuance of common stock for cash                      936,579             --        968,979

Issuance of common stock for compensation               69,138             --         69,938

Issuance of convertible debentures                     150,000             --        150,000

Issuance of stock on conversion of Class B shares     (335,967)            --             --

Issuance of stock on debenture conversion              152,927             --        163,000

Net loss for the year ended December 31, 2000               --     (2,891,379)    (2,891,379)
                                                    ----------    -----------    -----------

Balance at December 31, 2000                        $7,586,182    $(8,983,435)   $  (357,519)
                                                    ==========    ===========    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                   December 31,
                                                                   ------------
                                                               2001           2000
                                                           -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                $(3,447,434)   $(2,891,379)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities
   Depreciation and amortization                               161,089        147,531
   Bad debt expense                                             24,808         75,195
   Stock option discounts                                       56,250             --
   Debt issue costs                                            259,780        544,041
   Common stock issued for services                            536,989        518,155
   Common stock issued for compensation                        234,431         69,938
   Common stock issued for settlements                         211,080             --
   Common stock issued for interest                             13,883             --
      Changes in certain assets and liabilities:
      (Increase) decrease in accounts receivable                15,587        231,277
      (Increase) decrease in inventory                            (358)       (10,088)
      Decrease in other assets                                 124,589         23,489
      Increase in accounts payable and accrued expenses        916,220        384,583
      Increase (decrease) in legal settlement payable               --       (300,000)
      Increase (decrease) in billings in excess of costs
        on uncompleted contracts                                20,605       (397,063)
                                                           -----------    -----------
   Total cash used in operating activities                    (872,481)    (1,604,321)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           (4,828)       (22,135)
   Purchase of intangibles                                      (3,090)      (382,168)
                                                           -----------    -----------
Total cash used in investing activities                         (7,918)      (404,303)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                    129,931        818,979
   Proceeds from stock option exercise                              --        319,166
   Proceeds from related party loans                           354,000        627,078
   Repayments of related party loans                          (120,000)            --
   Prepaid offering and debt issue costs                            --        (31,500)
   Collections of stock subscriptions                          150,000             --
   Repayment of capital leases payable                         (28,338)       (15,611)
   Sale of convertible debentures                              425,000        150,000
                                                           -----------    -----------
Total cash provided by financing activities                    910,593      1,868,112
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            30,194       (140,512)

CASH AND CASH EQUIVALENTS - beginning                           55,349        195,861
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS - end                            $    85,543    $    55,349
                                                           ===========    ===========

CASH PAID DURING THE YEAR FOR:
   Interest expense                                        $    13,872    $     7,590
                                                           ===========    ===========
   Income taxes                                            $        --    $        --
                                                           ===========    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

      For the Year Ended December 31, 2001

      a) The Company issued 15,194,287 shares of its Class A Common Stock for services valued at $1,062,055. Of these shares, the company has registered for resale with the U.S. Securities and Exchange Commission, 10,600,000 shares during the year ended December 31, 2001.

      b) The Company issued 2,183,834 restricted shares of its Class A Common Stock as compensation to Company employees valued at $234,431.

      c) The Company issued 828,000 registered shares and 850,000 restricted shares of its Class A Common Stock as payment for termination of the Swartz Financing Agreement valued at $154,830.

      d) The Company issued 450,000 restricted shares of its Class A Common Stock to a holder of its 12% convertible debentures as settlement for failure to register shares under the registration rights agreement related to the 12% Convertible Debentures valued at $56,250.

      e) The Company issued 328,951 restricted shares of its Class A Common Stock as repayment of amounts owed to related parties valued at $75,659.

      f) The Company issued 2,892,628 shares of its Class A Common Stock for the repayment of $142,200 in principal on its 12% Convertible Debentures.

      g) The Company issued 6,936,576 shares of its Class A Common Stock for the repayment of $260,000 in principal on its 8% Convertible Debentures

      h) The Company issued 317,526 shares of its Class A Common Stock for interest on its 8% and 12% Convertible Debentures valued at $13,883.

      i) The Company issued $425,000 of its 8% Convertible Debentures exercisable at an 80% conversion price. The 20% conversion discount totaling $106,250 was recorded as interest expense.

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES - Continued

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

      d) On April 24, 2000, the Company issued 50,000 shares of its restricted Class A Common Stock to Corporate Architects, Inc. with a value of $46,875 as a referral fee for the purchase of ThirdCAI, Inc. ("ThirdCAI")

      e) During the year the Company issued 80,000 shares of its restricted Class A Common Stock as compensation valued at $69,938.

      f) During the year the Company purchased equipment under capital leases totaling $92,895.

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Presentation

            The accompanying financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), formerly known as Visual Telephone International, Inc. ("Visual") which was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

            Effective May 21, 1999, Visual and International Voice Technologies, Corp. ("IVT") entered into a merger agreement whereby the Company was the surviving entity (see Note 2 for Reorganization). As a result, IVT's former stockholder obtained control of Visual. For accounting purposes, this acquisition has been treated as a re-capitalization of IVT.

            On August 24, 2001, the Company amended its certificate of incorporation to change its name to iVoice, Inc. from iVoice.com, Inc.

            The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

            As reflected in the accompanying financial statements, the Company had a loss and a negative cash flow from operations as well as a negative working capital as of December 31, 2001 and 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

            In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to raise capital and/or generate positive cash flows from operations.

            To date, the Company has funded its operations through the issuance of convertible debt, sales of its Class A Common Stock and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A Common Stock. The Company has incurred accumulated net losses totaling $12,430,869 through the year ended December 31, 2001, and had a cash balance of $85,543 as of that date. Considering expected cash requirements for the up coming year, there is substantial doubt as to the Company's ability to continue operations.

            The Company believes that its' condition resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market commercial products and d) successfully compete with other
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            technology companies having financial, production and marketing resources significantly greater than those of the Company.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

            Throughout the 2001 fiscal year, the Company has reduced its operating budget to conserve its cash resources. These reductions include renegotiating the lease for its corporate headquarters, staff reductions through consolidation of job functions, consolidation of telecommunication contracts for voice and data service as well as careful analysis of other recurring monthly expense items.

            In an effort to reach profitability and become less dependent on its requirement to finance continuing operations, the Company is working on increasing its revenue and profit margins through the establishment of its own dealer and reseller channel. Management believes that leveraging already existing equipment manufacturers reseller channels will provide an avenue to distribute software only, which produce greater profit margins as opposed to turnkey systems which involve purchasing and sub-assembly of hardware components. The recent introduction of an entirely TAPI (Telephone Application Program Interface) based Speech-enabled Auto Attendant and Name Dialer, allows integration into different PBX systems without the need for additional hardware devices. These integration changes should provide for greater appeal to telephony re-sellers allowing for more economical customer installations with no reduction in the prices iVoice charges for its own software.

            Furthermore, the Company intends to add sales personnel in the upcoming fiscal year to increase its efforts in establishing relationships with original equipment manufacturers. Management considers good working relationships with manufacturers will assist in the promotion of iVoice products to the manufacturers authorized re-seller networks.

            In order to provide necessary working capital in the current fiscal year, the Company will seek to raise cash through issuances of additional equity, and/or convertible debt arrangements. Management believes that appropriate funding will be generated and future product sales will result from its increased marketing efforts and that the Company will continue operations through the next fiscal year; however, no assurance can be given that sales will be generated or that additional necessary funding will be raised.

      b)    Line of Business

            The Company is a communication company primarily engaged in the development, manufacturing and marketing of voice recognition and computerized communication systems for small-to-medium sized businesses and corporate departments. The technology allows these businesses to communicate more effectively by integrating speech recognition into their traditional office telephone systems with voicemail, automated
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            attendant and interactive voice response ("IVR") functions. IVR products allow information in PC databases to be accessed from a standard touch-tone telephone system. The Company sells its products directly to business customers, through Dealer and Reseller channels as well as through OEM agreements with certain telecommunications and networking companies throughout the United States.

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

      d)    Revenue Recognition

            The Company obtains its income primarily from the sale of its voice recognition and computer technology communication systems. Revenue for systems which require customization to meet a customer's specific needs or technical requirements, is recognized by the contract method of accounting, using percentage of completion. Progress toward completion is measured by costs incurred to date as a percentage of total estimated costs for each contract. Under the percentage of completion method, the liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues earned. The completed contract method is used for systems, which do not require customization or installation. The Company recognizes revenue from support services at the time the service is performed or over the period of the contract for maintenance/support.

      e)    Advertising Costs

            Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $42,006 and $88,881, respectively.

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

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

      i)    Property and Equipment

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

      j)    Software License Cost

            Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by Parwan Electronics, Corp. ("Parwan"), a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. No impairment loss was recognized as of December 31, 2001.

      k)    Income Taxes

            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

      l)    Financing Costs

            Financing costs consist primarily of professional fees and various commissions paid relating to the issuance of the Company's convertible debentures. These costs are deferred and amortized over the term of the issues to which they relate.

      m)    Debt Issue Costs

            Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with EITF Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

      n)    Fair Value of Financial Instruments
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short maturity of these instruments.

      o)    Long-Lived Assets

            SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

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

                                                      As of December 31,
                                                      ------------------
                                                    2001              2000
                                                    ----              ----
            Basic and Diluted EPS               125,732,776       87,034,303
                                                ===========       ==========

      q)    Comprehensive Income

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

      r)    Recent Accounting Pronouncements

            SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

            SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

            SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided the first interim period financial statements have not been previously issued. The Company is currently assessing the impact of this pronouncement on its operating results and financial condition.

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

NOTE 2 - CORPORATE REORGANIZATION AND MERGER

            On May 21, 1999, the Company executed a Reorganization Agreement (the "Agreement") that provided that the Company and International Voice Technologies, Corp. ("IVT")
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            would be merged and the Company would be the surviving entity. On May 25, 1999, a certificate of merger was filed with the State of Delaware. In connection with the merger transaction, the sole stockholder of IVT, received the following:

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

            The Agreement also provided that certain assets of the Company would be transferred to Communications Research, Inc., ("CRI"), a wholly owned subsidiary of Visual, and that shares of CRI would be distributed pro rata to the Class A stockholders of the Company before the issuance of the 10,000,000 shares to the sole stockholder of IVT. The stock of CRI was distributed at the rate of one share of CRI for four shares of the Company's Class A Common Stock. On September 18, 2000, CRI filed a registration statement with the U.S. Securities and Exchange commission to provide for the distribution of its shares to former Visual stockholders.

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

                  ii) Control of the net assets and business of Visual was acquired effective May 21, 1999 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Visual by IVT at the fair value of
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                        $138,000. The historical cost of the net assets acquired was $90,780. A summary of the assigned values of the net assets acquired is as follows:

                              Cash and cash equivalents       $    191
                              Property and equipment           138,809
                              Accrued expenses                  (1,000)
                                                              --------
                              Net assets acquired             $138,000
                                                              ========

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

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                                 December 31,
                                                 ------------
                                               2001       2000
                                             --------   --------
            Equipment                        $ 56,196   $ 59,524
            Leasehold improvements             10,184      8,684
            Furniture and fixtures            123,394    123,394
                                             --------   --------
                                              193,102    188,274
            Less: Accumulated depreciation     86,517     47,353
                                             --------   --------
               Property and equipment, net   $106,585   $140,921
                                             ========   ========

            Depreciation expense for the years ended December 31, 2001 and 2000 was $39,164 and $29,517, respectively.

NOTE 4 - BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS

      Billings in excess of costs and estimated earnings on uncompleted contracts as of December 31, 2001 and 2000 consists of the following:

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            December 31,
                                                         2001         2000
                                                      ---------    ---------

            Costs incurred on uncompleted contracts   $  56,385    $  91,745
            Estimated earnings                           53,763      117,488
                                                      ---------    ---------
                                                        110,148      209,233
            Less billings to date                       153,765      379,450
                                                      ---------    ---------
                                                      $ (43,617)   $(170,237)
                                                      =========    =========

NOTE 5 - INCOME TAXES

      The components of the provision for income taxes are as follows:

                                                               December 31,
                                                               ------------
                                                              2001     2000
                                                             ------   ------
            Current Tax Expense
              U.S. Federal                                   $   --   $   --
              State and Local                                    --       --
                                                             ------   ------
            Total Current                                        --       --
                                                             ------   ------

            Deferred Tax Expense
              U.S. Federal                                       --       --
              State and Local                                    --       --
                                                             ------   ------
            Total Deferred                                       --       --
                                                             ------   ------
            Total Tax Provision from Continuing Operations   $   --   $   --
                                                             ======   ======

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                          (34.0)%
               Deferred Tax Charge (Credit)                     --
               Effect on Valuation Allowance                  38.7%
            State Income Tax, Net of Federal Benefit          (4.1)%
                                                             -----
            Effective Income Tax Rate                          0.0%
                                                             =====

            As of December 31, 2001 and 2000, the Company had net carryforward losses of approximately $6,900,000 and $3,500,000 that can be utilized to offset future taxable income through 2014. Utilization of these net carryforward losses is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                       December 31
                                                       -----------
                                                   2001           2000
                                               -----------    -----------
            Net Operating Loss Carryforwards   $ 2,630,000    $ 1,190,000
            Less: Valuation Allowance           (2,630,000)    (1,190,000)
                                               -----------    -----------
            Net Deferred Tax Assets            $        --    $        --
                                               ===========    ===========

            Net operating loss carryforwards expire starting in 2007 through 2016.

NOTE 6 - DUE TO RELATED PARTY

            During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney.

            As of December 31, 2001, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock unreimbursed expenses and interest on the unpaid balance at 9.5% totaled $1,746,610, of this amount, $940,191 is reflected in accrued expenses.

            Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this note by issuing Jerome Mahoney, or his assigns, one Class B common share of iVoice, Inc., no par value, for each dollar owed.

NOTE 7 - CONVERTIBLE DEBENTURES

            The Company has previously issued two series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000 and fifteen notes payable totaling $425,000 bearing interest at 8% and maturing 5 years from the date of issue.

            The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2001, $305,200 in principal of the 12% debentures and $6,559 in accrued interest had been converted into 2,996,738 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12%
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            convertible debentures at December 31, 2001 was $194,800 plus accrued interest of $82,514.

            The 8% debentures are convertible into Class A common shares at the lesser of (i) 140% of the closing bid price for the Common Stock on the Closing Date, or (ii) 80% of the average of the three lowest closing bid for the 22 trading days immediately preceding the date of conversion. As of December 31, 2001, $260,000 in principal of the 8% debentures and $7,324 in accrued interest had been converted into 7,149,992 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 8% convertible debentures at December 31, 2001 was $165,000 plus accrued interest of $3,936.

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

            The future minimum lease payments due under the capital leases at December 31, 2001 are follows:

            Lease payable for computer equipment, payable
            at $1,367 per month, including interest at 22.31%
            Final payment is due June 2003                       $20,749

            Lease payable for furniture, payable at $2,151 per
            month, including interest at 20.79%. Final payment
            due April 2003                                        28,197
                                                                 -------

            Present value of net minimum lease payments          $48,946
                                                                 =======
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            The future minimum lease payments                    $56,864
            Less amount representing interest                      7,918
                                                                 -------
            Present value of net minimum lease payments           48,946
            Less current portion                                  35,018
                                                                 -------

            Long term capital lease obligations                  $13,928
                                                                 =======

NOTE 9 - COMMITMENTS AND CONTINGENCIES

            a) In April 2000, the Company entered into a two-year lease agreement for their office currently utilized as the corporate headquarters. Monthly lease payments total $11,000. On December 5, 2001, the Company renegotiated this lease and reduced the space it occupies. The new lease has an eight-month term with monthly payments of $7,000. At December 31, 2001, the Company was in arrears on rents due under the original lease for a total of $9,000. Under the renegotiated lease, this arrearage is being paid in monthly amounts of $2,000 along with amounts currently due.

                  Rent expense under operating leases for the year ended December 31, 2001 and 2000 was $176,560 and $153,175, respectively.

                  The Company's future net minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                      December 31,
                      ------------
                          2002                                   $65,000
                                                                 =======

            b) On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

            c) In connection with the Reorganization Agreement, the Company entered into a five-year consulting agreement with one of Visual's Directors (the "Director"). The agreement provided that the Director would receive a fee of $104,000. This agreement was terminated with the Director's resignation on May 16, 2000.

            d) On June 2, 1999, subsequently amended January 11, 2000, the Company entered into a three-year employment agreement, expiring on May 31, 2002, with an employee. As compensation, such employee will receive a base salary of $80,000, 250,000 shares of the Company's Class A Common Stock and options to purchase 140,000 shares of the Company's Class A Common Stock. On August 23, 2001 this employee
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                  was terminated. All unvested options to purchase Company shares were subsequently canceled at the employee's termination date.

            e) The Company's revenues for the year ending December 31, 2000 include $140,950 from Celpage, Inc. The amount of the contract dated February 9, 2000 totaled $288,175 for the installation of a 196-port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. To date, the Company has received $42,800 for the installation of 24-ports, which include all database development costs necessary for the entire installation. Celpage has refused to accept the remaining ports citing a shortfall in their projected subscriber base. Other assets of the Company's balance sheet at December 31, 2001 reflects a receivable of $67,650 representing total amounts due under the contract related to this installation of $245,375 less deferred revenues of $147,225 and a reserve of $30,500. The Company has made attempts to complete the remaining installation by offering incentives in the form of price reductions however, the customer has refused. The Company has filed suit against PanAm Wireless, Inc., the parent company of Celpage, Inc., to attempt to recover the balance of the contract. PanAm Wireless, Inc. has subsequently filed a counterclaim against iVoice alleging iVoice's failure to supply PanAm with the required equipment and that the system did not provide the services as specified in the purchase order. iVoice denies PanAm's counterclaim allegations and intends to vigorously defend itself in this lawsuit.

            f) The Company is currently involved with three lawsuits in which it is the defendant. Two of these suits were served by employment agencies for non-payment of placement fees in connection with the hiring of employees, one of which has been dismissed without prejudice by the presiding judge. The Company believes that the amount of the claims will not have a material affect on the financial statements. The third is a claim by a sub-leasee and former subsidiary of the Company with respect to certain property rights and expenses relating to the tenancy between the Company and this sub-tenant. Management believes the suit will be dismissed, however, if not, the amount of the claim will not materially affect the financial statements.

            g) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 6.

            NOTE 10 - COMMON STOCK

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

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            a)    Class A Common Stock

                  Class A Common Stock consists of the following as of December 31, 2001: 600,000,000 shares of authorized common stock with a par value of $.001, 154,123,517, shares were issued and outstanding.

                  As of December 31, 2000, the Company was authorized to issue 150,000,000 shares of Class A Common Stock with a $.01 par value, 103,969,715 shares were issued and outstanding.

                  Class A Common Stock has voting rights of 1:1. Class A Common Stock has voting rights of 1 to 100 with respect to Class B Common Stock. Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

                  For the year ended December 31, 2001, the Company had the following transactions in its Class A Common Stock:

                        1. The Company issued 15,194,287 shares of its Class A Common Stock for services rendered valued at $1,062,055.

                        2. The Company issued 2,183,834 shares of its Class A Common Stock for compensation to Company employees valued at $234,431.

                        3. The Company issued 1,172,000 shares of its Class A common to Swartz Private Equity, LLC under the terms of their financing agreement with Swartz for net proceeds of $129,931.

                        4. The Company issued 328,951 shares of its Class A Common Stock as repayment of loans to related parties for a total value of $75,659.

                        5. The Company issued 9,829,204 shares of Class A Common Stock for the conversion of $402,201 in debenture principal and 317,576 shares for $13,885 in accrued interest.

                        6. The Company issued 2,128,000 shares of its Class A Common Stock valued at $211,080 to settle disputes arising from financing agreements entered into by the Company.

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                        7. The Company issued 1,000,000 shares of its Class A Common Stock for conversion of 10,000 shares of Class B Common Stock.

                        8. The Company issued 18,000,000 shares of its Class A Common Stock for the exercise of a warrant issued to EMCO\Hanover Group, Inc. issued pursuant to a consulting agreement with them.

            b)    Class B Common Stock

                  Class B Common Stock consists of the following as of December 31, 2001: 3,000,000 shares of authorized common stock with no par value. As of December 31, 2001, 700,000 shares were issued; and 354,000 shares were outstanding with a total of 346,000 Class B shares converted into 34,600,000 Class A shares. Class B common stockholders are not entitled to receive dividends.

                  As of December 31, 2000, the Company was authorized to issue 700,000 shares of Class B Common Stock with no par value. As of December 31, 2000, 700,00 shares were issued; and 364,000 were outstanding.

                  On April 24, 2000, the Company amended its Articles of Incorporation to state that Class B Common Stock is convertible into its Class A Common Stock at a conversion rate of one share of Class B for one hundred shares of Class A Common Stock. The conversion ratio is in relation to the voting ratio.

                  For the year ended December 31, 2001, the Company had the following transactions in its Class B Common Stock:

                        On November 11, 2001, 10,000 shares of Class B Common Stock were converted into 1,000,000 shares of Class A Common Stock.

            c)    Preferred Stock

                  Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2001, no shares were issued or outstanding. As of December 31, 2000, the Company was not authorized to issue preferred shares.

NOTE 11 - STOCK OPTIONS

            During 2001, the Company issued various options as follows:

            a) The Company issued to its employees, options to purchase 1,655,000 shares of iVoice Class A Common Stock at an average price of $.076 per share. Of these options, 255,000 were cancelled due to employee terminations in 2001. The remaining options vest at 25% per year and have a five-year expiration from date of issue.

                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            b) Warrants to purchase 404,510 shares of iVoice Class A Common Stock with an average exercise price of $.1220, to Swartz Private Equity, LLC as drawdown fees under the financing agreement with them. The warrants expire five years from the date of issue.

            c) Warrants to purchase a total of 343,750 shares of iVoice Class A Common Stock with an exercise price of $.1323 to Owen May and Michael Jacobs of the May Davis Group as a fee for the placement of the Company's 8% convertible debentures, pursuant to a subscription agreement with them. The warrants expire five years from the date of issue.

            d) Warrants to purchase 18,000,000 shares of iVoice Class A Common Stock with an exercise price of $.055 to the EMCO\Hanover Group, Inc. pursuant to a consulting agreement with them. The warrants were exercised and are reflected as a subscription receivable. See Note 10 regarding shares issued for exercise of this warrant.

            e) On November 15, 2001, the Company issued warrants to purchase a total of 250,000 shares of iVoice Class A Common Stock at $.047 per share to Beacon Capital LLC in consideration for the placement of $150,000 of the Company's 8% convertible debentures pursuant to an subscription agreement with them. The warrants are exercisable at any time prior to their five
                  (5) year expiration and carry a cash or cashless exercise at the option of the holders.

            During 2000, the Company issued various options as follows:

            a) On August 17, 2000, in connection with a financing agreement with Swartz Private Equity, LLC, the Company issued a warrant to purchase 5,490,000 shares of Class A Common Stock at $.484 per share The warrant expires in five years on August 16, 2005 and contains strike price reset provisions.

            Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2001:

                  Expiration Date              Exercise Price         Shares
                  ---------------              --------------         ------
                  December 22, 2003                .1000               10,000
                  January 5, 2004                  .1200               10,000
                  January 21, 2004                 .1177               10,000
                  February 5, 2004                 .1430               10,000
                  March 17, 2004                   .0869               15,000
                  April 6, 2004                    .0583               15,000
                  August 17, 2005                  .1406            5,490,000
                  January 9, 2006                  .1045              200,000
                  February 27, 2006                .1406               87,310
                  February 28, 2006                .1458               78,000
                  March 13, 2006                   .1221               39,200
                  April 30, 2006                   .1323              343,750
                  November 14, 2006                .0470              250,000
                                                                   ----------
                                                                    6,558,260
                                                                   ==========
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            Employee Stock Option Plan

            During the year ended December 31, 1999, the Company adopted the Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of five years. During 1999, 20,000,000 shares were reserved for future issuance under the plan. As of December 31, 2001, 11,559,000 options to purchase shares were granted. A total of 9,000,000 of these granted options were exercised. A total of 1,946,083 options to purchase Class A common shares were outstanding and held by company employees. The exercise prices range from $0.06 to $3.75 per share. All options issued to employees vest at 25% per year and expire in 5 years.

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

                                              For The Year Ended,
                                                  December 31,
                                                  ------------
                                              2001           2000
                                          -----------    -----------
            Net Loss
               As Reported                $(3,447,434)   $(2,891,379)
                                          ===========    ===========
               Proforma                   $(3,848,540)   $(3,296,417)
                                          ===========    ===========

            Basic Loss Per Share
               As Reported                $      (.03)   $      (.03)
                                          ===========    ===========
               Proforma                   $      (.03)   $      (.04)
                                          ===========    ===========
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

            The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 5.50% and 5.56% respectively; and expected life of 4.05 and 4.1 years, respectively.

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

            The following summarizes the stock option and warrant transactions:

                                                       Weighted           Other            Weighted
                                       Employee         Average          Options            Average
                                    Stock Options      Exercise            and             Exercise
                                     Outstanding         Price           Warrants            Price
                                     -----------         -----           --------            -----
Balance, January 1, 2000              9,510,000          $.033             665,185          $0.120
  Granted                               544,000          $.806           5,490,000          $0.484
  Exercised                          (9,000,000)         $.033            (195,185)         $0.104
  Canceled                             (290,000)         $.191                  --          $0.110
                                     ----------          -----         -----------          ------

Balance, December 31, 2000              764,000          $.670           5,960,000          $0.456
  Granted                             1,795,000          $.078          18,998,260          $0.058
  Exercised                                  --          $.000         (18,000,000)         $0.040
  Canceled                             (612,917)         $.246            (400,000)         $1.328
                                     ----------          -----         -----------          ------

Balance, December 31, 2001            1,946,083          $.257           6,558,260          $0.135
                                     ==========          =====         ===========          ======

Outstanding and Exercisable,
 December 31, 2000                       66,620          $.333           5,960,000          $0.456
                                     ==========          =====         ===========          ======

Outstanding and Exercisable,
 December 31, 2001                      265,583          $.587           6,558,260          $0.135
                                     ==========          =====         ===========          ======

      The weighted average remaining contractual lives of the employee stock options is 4.05 years at
                                  iVOICE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

      December 31, 2001.

NOTE 12 -  SUBSEQUENT EVENTS

            a) On February 14, 2002, through mutual agreement, the Company cancelled its subscription agreement for the purchase of $300,000 of the Company's 8% convertible debentures with Beacon Capital, LLC. As compensation, the Company issued to Beacon, 2,000,000 restricted shares of its Class A Common Stock.

            b) On February 14, 2002, the Company received a notice of conversion of $93,085 in interest from the holders of its 12% convertible debentures. In accordance with the debenture agreements, the Company issued 4,279,750 of its Class A Common Stock for the conversion of the interest.