Form 10QSB
period 2002-03-31
IVOICE COM INC /DE
filed 2002-05-14
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number:        000-229341


                                   iVOICE, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         52-1750786
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

750 Highway 34
Matawan, NJ                                                         07747
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

YES __X__            NO ____

Number of shares of Class A, common stock, $.001 par value, outstanding as of April 27, 2002: 160,230,166
                                  iVOICE, INC.
                              FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance Sheet - March 31, 2002 (Unaudited)                   2

                  Statements of Operation -
                  For the three months ended March 31, 2002 and 2001           3

                  Statements of Cash Flows -
                  For the three months ended March 31, 2002 and 2001         4-5

                  Notes to the financial statements                         6-10

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                11-13


PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings                                          13

         Item 3.   Defaults upon Senior Securities                            13


                                  iVOICE, INC.
                                 BALANCE SHEETS

                                                                                       March  31,
                                                                                          2002
                                                                                       ---------


(Unaudited)
      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                         $    172,185
   Accounts receivable, net of allowance for doubtful accounts of $7,000                   85,143
   Inventory                                                                               13,717
   Prepaid expenses and other current assets                                               72,436
                                                                                    -------------
    Total current assets                                                                  343,481
                                                                                    -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $96,636                        99,101
                                                                                    -------------

OTHER ASSETS
   Other receivable                                                                        67,650
   Software license costs, net of accumulated amortization of $299,200                    244,800
   Intangible assets, net of accumulated amortization of $24,323                          269,578
   Deposits and other assets                                                               13,900
                                                                                   --------------
      Total other assets                                                                  595,928
                                                                                   --------------

      TOTAL ASSETS                                                                    $ 1,038,510
                                                                                   ==============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Obligations under capital leases - current                                     $      36,920
     Accounts payable and accrued expenses                                              1,465,237
     Due to related parties                                                               776,419
     Convertible debentures                                                               194,800
     Billings in excess of estimated costs on uncompleted contracts                        49,343
                                                                                    -------------
         Total current liabilities                                                      2,522,719
                                                                                    -------------

LONG-TERM DEBT
     Obligation under capital leases - non-current                                          3,953
                                                                                    -------------
                  Total liabilities                                                     2,526,672
                                                                                    -------------

COMMITMENTS AND CONTINGENCIES                                                                   -

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $1 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                                          -
     Common stock, Class A - par value $.001; authorized
      600,000,000 shares, 159,003,954 issued; 158,403,954 outstanding                   1,180,159
     Common stock, Class B - no par value; authorized 3,000,000
      shares;  700,000 shares issued; 354,000 shares outstanding                               36
     Subscription receivable                                                              (41,956)
     Treasury stock, 600,000 Class A shares, at cost                                      (28,800)
     Additional paid in capital                                                        10,674,440
     Accumulated deficit                                                              (13,272,041)
                                                                                    -------------
         Total stockholders' deficiency                                                (1,488,162)
                                                                                    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 1,038,510
                                                                                    =============

    The accompanying notes are an integral part of the financial statement.




                                  iVOICE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                   For the Three Months Ended
                                                                                              March 31,
                                                                                ----------------------------------
                                                                                      2002                 2001
                                                                                ----------------       -----------

SALES, net                                                                         $     135,663       $    82,340

COST OF SALES                                                                             38,148            45,686
                                                                                ----------------       -----------

GROSS PROFIT                                                                              97,515            36,654
                                                                                ----------------       -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                                                     24,561            46,312
     General and administrative expenses                                                 769,070           536,406
     Research and development                                                             56,928           128,331
     Bad debt expense                                                                      3,000            10,000
     Depreciation and amortization                                                        40,600            40,239
                                                                                ----------------     -------------
Total selling, general and administrative expenses                                       894,159           761,288
                                                                                ----------------     -------------

LOSS FROM OPERATIONS                                                                    (796,644)         (724,634)
                                                                                ----------------     -------------

OTHER INCOME\(EXPENSE)
     Other income                                                                         28,800                 -
     Interest expense                                                                    (73,328)          (40,544)
                                                                                ----------------     -------------
Total other income\(expense)                                                             (44,528)          (40,544)
                                                                                ----------------     -------------

LOSS BEFORE INCOME TAXES                                                                (841,172)         (765,178)

PROVISION FOR INCOME TAXES                                                                     -                 -
                                                                                ----------------     -------------

NET LOSS                                                                           $    (841,172)      $  (765,178)
                                                                                ================     =============

NET LOSS PER COMMON SHARE
     Basic                                                                         $       (0.01)      $     (0.01)
                                                                                ================     =============
     Diluted                                                                       $       (0.01)      $     (0.01)
                                                                                ================     =============


    The accompanying notes are an integral part of the financial statement.



                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                       2002               2001
                                                                                ----------------     -------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                                        $    (841,172)      $  (765,178)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                                           10,119             9,758
   Amortization of prepaid expense                                                       257,917             3,975
   Amortization if intangibles                                                             3,281             3,281
   Amortization of software license                                                       27,200            27,200
   Amortization of debt issue costs                                                       35,427            11,904
   Forfeited employee stock compensation                                                 (28,800)                -
   Bad debt expense                                                                        3,000            10,000
   Option discounts                                                                      299,794                 -
   Common stock issued for consulting services                                                 -            80,055
   Common stock issued for compensation                                                        -           224,000
   Common stock issued for interest                                                       10,735             6,559
   Changes in certain assets and liabilities:
             Accounts receivable                                                         (50,859)           11,847
             Inventory                                                                     6,869               124
             Accounts payable and accrued liabilities                                     96,125            21,503
             Deferred revenue                                                              5,726           (12,513)
             Other assets                                                                  1,008           144,750
                                                                                ----------------        ----------
Total cash used in operating activities                                                 (163,630)         (222,735)
                                                                                ----------------        ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (2,095)                -
   Purchase of goodwill                                                                   (1,560)           (3,090)
                                                                                ----------------        ----------
Total cash used in investing activities                                                   (3,655)           (3,090)
                                                                                ----------------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                    -           129,931
   Proceeds from related party loans                                                           -           229,000
   Repayments of related party loans                                                     (30,000)          (30,000)
   Collections on stock subscriptions                                                    292,000                 -
   Payment of capital lease obligations                                                   (8,073)           (6,533)
                                                                                ----------------        ----------
Total cash provided by financing activities                                              253,927           322,398
                                                                                ----------------        ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 86,642            96,573

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           85,543            55,349
                                                                                ----------------        ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $     172,185       $   151,922
                                                                                ================        ==========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                $       2,480       $     4,020
                                                                                ================        ==========
   Income taxes                                                                    $           -       $         -
                                                                                ================        ==========

    The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2002:
--------------

a) During the three months ended March 31, 2002, the Company issued 10,000 shares as partial payment for leasehold improvements valued at $540.

b) During the three months ended March 31, 2002, the Company retained 600,000 shares previously issued to an employee as compensation. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock at a value of $28,800.

c) During the three months ended March 31, 2002, the Company issued 4,364,516 shares of its Class A common stock for interest on its outstanding Convertible Debentures valued at $95,679. Of this amount $10,735 reflects interest incurred in the current period and $84,944 represents amounts accrued in prior periods.

d) During the three months ended March 31, 2002, the Company issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal on its 8% Convertible Debentures

March 31, 2001:
--------------

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


                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of Presentation
             ---------------------

             The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

             For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

             The result of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred accumulated net losses totaling $13,272,041 as of March 31, 2002, and has had periodic cash flow difficulties, which raise substantial doubt of the Company's ability to continue as a going concern.

             To date, the Company has funded its operations through the issuances of convertible debt, proceeds from exercised warrants, sales of its Class A common stock, collections from the sale of company products and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A common stock.

             The Company operates in an industry segment having inherent risks generally associated with small technology companies. Such risks include, but are not limited to, the ability to:
             a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market and distribute commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

             The Company will require additional working capital in the next three months. In order to raise the necessary working capital, the Company may enter into financing agreements that will require the issuance of additional equity. Management believes that appropriate funding will be generated enabling the Company to continue operations through the current fiscal year. Management is also confident that future product sales will generate necessary cash flow, reducing the Company's need for additional financing. It should be noted however, that no assurance can be given that these future sales will materialize or that additional necessary funding can be raised.



                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

             The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

             Earnings Per Share
             ------------------
             SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

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


                                                            Three Months Ended
                                                                 March 31,
                                                                 ----------
                                                            2002          2001
                                                       ------------   ----------
             Basic and Diluted                        157,324,754    107,476,215


NOTE 2 -     CONVERTIBLE DEBENTURES

             The Company has previously issued two series of convertible debentures consisting of ten notes payable totaling
             $500,000 bearing interest at 12% per annum and payable on December 1, 2000 and fifteen notes payable totaling
             $425,000 bearing interest at 8% and maturing 5 years from the date of issue.

             The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of March 31, 2002, $305,200 in principal of the 12% debentures and $99,644 in accrued interest had been converted into 7,276,488 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12% convertible debentures at March 31, 2002 was $194,800 plus accrued interest of $7,305.

             The 8% debentures are convertible into Class A common shares at the lesser of (i) 140% of the closing bid price for the Common Stock on the Closing Date, or (ii) 80% of the average of the three lowest closing bid for the 22 trading days immediately preceding the date of conversion.

             As of March 31, 2002, all outstanding principal of the 8% debentures and $9,918 in accrued interest had been converted into 7,740,679 shares of the Company's Class A Common Stock.



                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

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

             As of March 31, 2002, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,911,852, of this amount, $1,135,433 is reflected in accrued expenses.

             Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this note by issuing Jerome Mahoney, or his assigns, one Class B common share of iVoice, Inc., no par value, for each dollar owed.

NOTE 4 -     COMMITMENTS AND CONTINGENCIES

           a)In April 2000, the Company entered into a two-year lease agreement for their office currently utilized as the corporate headquarters. Monthly lease payments total $11,000. On December 5, 2001, the Company renegotiated this lease and reduced the space it occupies. The new lease has an eight-month term requiring monthly payments of $7,000.

           b)In May 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

           c)The Company has filed suit against PanAm Wireless, Inc. the parent company of Celpage, Inc. for breach of contract related to the installation of a 196-port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. PanAm has refused to accept the remaining ports citing a shortfall in their projected subscriber base. Subsequent to the filing and in response to our claim, PanAm Wireless has entered a counterclaim against iVoice alleging iVoice's failure to supply PanAm Wireless with the required equipment and that the system did not provide the specified services specified in their purchase order. iVoice denies PanAm Wireless' counterclaim allegations and intends to vigorously defend itself in this suit.

             Currently, the parties are negotiating a settlement, which include terms that generally provide for the substantial completion of the original installation.

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

           d)We have been named as a defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff claims non-payment of $37,250 for placement services performed by Business Staffing. In non-binding arbitration, the arbitrator determined an amount of $19,250 to be owing to the plaintiff for services performed. This entire amount has previously accrued and presents no impact to the financial position of iVoice. Management has requested a trial hearing and intends to vigorously defend itself against this claim.

           e)The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 3.

NOTE 5 -     CAPITAL LEASE OBLIGATIONS

             During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

             The future minimum lease payments due under the capital leases at March 31, 2002 are follows:

             Lease payable for computer equipment, payable at $1,367 per month, including interest at 22.31%.
             Final payment is due June 2003.                          $   17,750

             Lease payable for furniture, payable at $2,151 per
             month, including interest at 20.79%. Final payment
             due April 2003.                                              23,123
                                                                      ----------
             Present value of net minimum lease payments              $   40,873
                                                                      ==========
             The future minimum lease payments                        $   46,317
             Less amount representing interest                             5,444
                                                                      ----------
             Present value of net minimum lease payments                  40,873
             Less current portion                                         36,920
                                                                      ----------
             Long term capital lease obligations                      $    3,953
                                                                      ==========
NOTE 6 -     COMMON STOCK

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



                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

           a)Class A Common Stock
             --------------------
             Class A Common Stock consists of the following as of March 31, 2002: 600,000,000 shares of authorized common stock with a par value of $.001, 159,003,954, shares were issued and 158,403,954 shares were outstanding.

             Class A Common Stock has voting rights of 1:1. Each holder of Class A Common Stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the Company's growth objectives.

             For the three months ended March 31, 2002, the Company had the following transactions in its Class A Common
             Stock:

               1. The Company issued 10,000 shares of its Class A Common Stock for services rendered valued at $540.

               2. The Company issued 505,921 shares of Class A Common Stock for the conversion of $15,000 in debenture principal and 317,576 shares for $13,885 in accrued interest.

               3. The Company issued 4,364,516 shares of Class A Common Stock for the conversion of $95,679 in accrued interest on its outstanding convertible debentures.

           b)Class B Common Stock
             --------------------
             Class B Common Stock consists of the following as of March 31, 2002: 3,000,000 shares of authorized common stock with no par value of which, 700,000 shares were issued; and 354,000 shares were outstanding. To date, a total of 346,000 Class B shares have been converted into 34,600,000 Class A shares. Class B Common Stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are not entitled to receive dividends.

             There were no transactions involving Class B Commonstock in the three months ended March 31, 2002.

           c)Preferred Stock
             ---------------
             Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2002, no shares were issued or outstanding.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments
-------------------

In April 2002, iVoice received a purchase order from one of the largest retail chains in North America for the development and installation of a prototype speech enabled item locator. The item locator is part of a feasibility study to test customer response and effectiveness. The item locator will allow consumers to pick up a telephone handset located in the store and speak the name of the item they wish to find. The system will respond with the correct location of the item within the store. Future orders of the item locator are contingent upon acceptance of the prototype and are at the discretion of the retailer.

March 31, 2002 compared to March 31, 2001
-----------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2002 were $135,663, as compared to $82,340 for the three months ended March 31, 2001, an increase of $53,323 or 64.8%.

The increase in revenues can be attributable to firming demand for the Company's Speech Enabled Auto Attendant and Speech Enabled Interactive Voice Response
(IVR) applications. Commencing in January 2002, the Company began a promotional program for authorized re-sellers of the 3Com NBX(R) platform, Artisoft TeleVantage(R) Communication server, and AltiGen's AltiServ(R) phone systems. Through the promotional program, authorized dealers and resellers of these manufacturers, can purchase a demonstration copy of Speech-enabled Auto Attendant software at discounted pricing to demonstrate the product. Co-marketing agreements with these manufacturers has also contributed to the success of the promotional programs. For quarter ending March 31, 2002, iVoice has shipped over 70 copies to prospective dealers who have expressed interest in promoting the Speech Enabled Auto Attendant to their customer base. The interest and demand has continued though the month of April and the Company has extended the program through May 31, 2002.

Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon shipment or installation, if included in the contract. The Company recognizes its revenue using the percentage of completion method for turnkey systems that require custom configuration by the customer. The Company determines the expected costs on a particular configuration by estimating the hardware costs and anticipated labor hours to configure and install a system. Revenues are then recognized in proportion to the amount of costs incurred as of the reporting date over the total estimated costs anticipated.

Gross margin for the three months ended March 31, 2002 was $97,515 or 71.8%, as compared to $36,654 or 44.5% for the three months ended March 31, 2001. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The increase of $60,861 or 166.0% reflects increased sales volume particularly in software only, which has significantly higher margins than developed turnkey systems requiring costly hardware components.

Total operating expenses increased $132,871 or 17.5% from $761,288 for the three months ended March 31, 2001 to $894,159 for the three months ended March 31, 2002, The increase in operating expenses for the current quarter was principally a result of the amortization of prepaid consulting fees totaling $257,917 and a charge of $299,794 for a reduction in the strike price on warrants previously issued by the Company. This increase was offset by a reduction in payroll and employee benefits totaling $283,000; a reduction in legal and accounting fees of $51,977; a reduction in rent expense of $17,910 and a reduction in nearly all other operating expense items totaling $71,953, reflecting Management's efforts to reduce its operating budget and conserve the Company's cash resources.

As of March 31, 2002, the Company had 10 full-time employees, and 2 part-time employees for a total of 12 individuals. The company is actively pursuing additions to its sales and technical staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three months ended March 31, 2002 was $796,644 compared to $724,634 for the three months ended March 31, 2001, an increase of $26,405 or 9.9%

Other income reflects income of $28,800 for the retention of 600,000 shares previously issued to an employee and charged to compensation expense in a prior period. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock purchase at a value of $28,800.

Interest expense of $73,328 was incurred for the three-month period ending March 31, 2002 versus $40,544 in the three months ending March 31, 2001, an increase of $32,784. The three months ending March 31, 2002 reflects an increase in financing costs of $24,023 related to the termination of a subscription and registration rights agreement with Beacon Capital, LLC, and a charge for $10,570 in penalty interest charged by the holders of our outstanding 12% convertible debentures for defaulting on the registration rights agreement with them.

Net loss for the three-month period ending March 31, 2002 was $841,172 as compared to 765,178 for the first three months of 2001. The increase in net loss of $75,994 was a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

We are funding our current operations principally from the collection of proceeds from exercised warrants and from loans from our principal stockholder that in the aggregate, totaled $1,911,852 at March 31, 2002. Through increased revenues and the reduction of the Company's operating budget, cash used in operations has been reduced by $59,105 in the three months ending March 31, 2002 compared the same three months of 2001. Management believes it can achieve its profitability goals through the increased sales of its products however the Company will continue to operate on the leanest operating budget affordable in its strive to weather current economic conditions in the telecommunications industry which management feels has hindered growth. We continue to operate on a negative cash flow basis and anticipate that we will require financing within the next three months.

We are currently in discussions with several investors to provide financing sufficient to continue operating through the fiscal year, however no financing agreement has been finalized and there can be no assurances that the financing transaction will be completed. Additionally, there is no assurance that if finalized, these financing arrangements will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available should the Company fail to consummate a new financing transaction. Current economic and market conditions have made it very difficult to raise required capital for the Company to implement its business plan.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We were named a defendant in a lawsuit brought about by Communication Research, Inc., ("CRI") In this lawsuit, CRI makes claims against us of constructive eviction, trespass, breach of contract, conversion, interference with economic relations, and quantum merit. On March 4, 2002, in the Superior Court of New Jersey in Bergen County, the plaintiff was awarded a judgement in the amount of $31,978. In an agreement to vacate the judgement against iVoice, the parties have agreed to settle the claim for $15,000 payable in 5 monthly installments.

We were named defendant in a lawsuit brought by Lighthouse Technical Consulting, Inc. filed March 14, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $15,000 for placement services performed by Lighthouse. Upon filing a Motion to Dismiss the Complaint, the complaint was dismissed without prejudice on December 21, 2001. On April 16, 2002, the Company filed a motion to dismiss the complaint with prejudice.

We were named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. In non-binding arbitration, the arbitrator determined an amount of $19,250 to be owing to the plaintiff for services performed. This entire amount has previously accrued and presents no impact to the financial position of iVoice. Management has filed a motion for the case to be heard at trial and intends to vigorously defend itself in this suit.

The Company has filed suit against PanAm Wireless, Inc. the parent company of Celpage, Inc. for breach of contract amounting to $245,375, related to the installation of a 196-port Integrated Voice Response System at the customer's Guaynabo, Puerto Rico location. PanAm has refused to accept the remaining ports citing a shortfall in their projected subscriber base. Subsequent to the filing and in response to our claim, PanAm Wireless has entered a counterclaim in the amount of $5,418,438 for lost profits and additional costs incurred by PanAm Wireless alleging iVoice failed to supply the required equipment and that the system did not provide the specified services specified in their purchase order. iVoice refutes the claims made by PanAm wireless and will vigorously defend itself against this counterclaim. The Company and Celpage are currently negotiating to complete a significant portion of the remaining installation.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  iVoice, Inc.

                                           By: s/Jerome R. Mahoney
                                               -------------------
                                               Jerome R. Mahoney, President

                                           By: s/Kevin Whalen
                                           Kevin Whalen, Chief Financial Officer