Form 10QSB
period 2002-06-30
IVOICE COM INC /DE
filed 2002-08-14
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
                                       YES __X__            NO ____


Number of shares of Class A, common stock, $.001 par value, outstanding as of:
June 30, 2002:       169,595,285
                                  iVOICE, INC.
                              FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheet - June 30, 2002                             2

                 Statements of Operation -
                 For the three months ended June 30, 2002 and 2001
                 and six months ended June 30, 2002 and 2001               3

                 Statements of Cash Flows -
                 For the six months ended June 30, 2002 and 2001       4 - 6

                 Notes to the financial statements                    7 - 12

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       13 - 16


PART II.   OTHER INFORMATION

        Item 1.   Legal Proceedings                                       16

        Item 3.   Defaults upon Senior Securities                         17

        Item 6.   Exhibits and Reports on Form 8-K                        17






                                  iVOICE, INC.
                                 BALANCE SHEETS

                                                                                                                June 30, 2002
                                                                                                                -------------
                                                                                                                 (Unaudited)
      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                                    $    251,029
   Accounts receivable, net of allowance for doubtful accounts of $7,000                                              62,269
   Inventory                                                                                                          14,213

   Prepaid expenses and other current assets                                                                          31,186
                                                                                                              --------------
    Total current assets                                                                                             358,697
                                                                                                               -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $106,755                                                  89,528
                                                                                                              --------------

OTHER ASSETS
   Other receivable                                                                                                   67,650
   Software license costs, net of accumulated amortization of $326,400                                               217,600
   Intangible assets, net of accumulated amortization of $27,604                                                     266,297
   Deposits and other assets                                                                                          11,726
                                                                                                              --------------
      Total other assets                                                                                             563,273
                                                                                                               -------------

      TOTAL ASSETS                                                                                               $ 1,011,498
                                                                                                                 ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Obligations under capital leases - current                                                                $      32,362
     Accounts payable and accrued expenses                                                                         1,495,892
     Due to related parties                                                                                          749,419
     Convertible debentures                                                                                          389,800
     Billings in excess of estimated costs on uncompleted contracts                                                   45,607
                                                                                                              --------------
         Total current liabilities                                                                                 2,713,080
                                                                                                                ------------

         Total liabilities                                                                                         2,713,080
                                                                                                                ------------

COMMITMENTS AND CONTINGENCIES                                                                                              -

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $1 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                                                                     -
     Common stock, Class A - par value $.001; authorized
      600,000,000 shares, 170,195,285 issued; 169,595,285 outstanding                                              1,191,350
     Common stock, Class B - no par value; authorized 3,000,000
      shares;  700,000 shares issued; 354,000 shares outstanding                                                          36
     Treasury stock, 600,000 Class A shares, at cost                                                                 (28,800)
     Additional paid in capital                                                                                   10,924,799
Accumulated deficit                                                                                              (13,788,967)
                                                                                                               -------------
         Total stockholders' deficiency                                                                           (1,701,582)
                                                                                                               --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                          $ 1,011,498
                                                                                                                 ===========

     The accompanying notes are an integral part of the financial statement.



                                  iVOICE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      For the Three Months Ended                 For the Six Months Ended
                                                               June 30,                                  June 30,
                                                    -------------------------------          --------------------------------
                                                        2002              2001                    2002                 2001
                                                    -------------     -------------          ------------        ------------
SALES, net                                          $     182,076      $    134,565          $    317,739        $    216,905

COST OF SALES                                              63,289            53,432               101,437              99,118
                                                    -------------      ------------          ------------        ------------

GROSS PROFIT                                              118,787            81,133               216,302             117,787
                                                    -------------      ------------          ------------        ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                      33,368            60,987                57,929             107,299
     General and administrative expenses                  249,148           767,412             1,018,218           1,303,818
     Research and development                              56,209           101,755               113,137             230,086
     Bad debt expense                                           -            13,308                 3,000              23,308
     Depreciation and amortization                         40,301            39,940                80,901              80,179
                                                    -------------      ------------          ------------        ------------
Total selling, general and administrative expenses        379,026           983,402             1,273,185           1,744,690
                                                    -------------      ------------          ------------        ------------

LOSS FROM OPERATIONS                                     (260,239)         (902,269)           (1,056,883)         (1,626,903)

OTHER INCOME\(EXPENSE)
     Non-recurring expense                                      -          (352,706)                    -            (352,706)
     Other income                                               -                 -                28,800                   -
     Interest expense                                    (256,687)          (30,265)             (330,015)            (70,809)
                                                    -------------      ------------         -------------        ------------
Total other expenses                                     (256,687)         (382,971)            (301,215)            (423,515)
                                                    -------------      ------------         -------------        ------------

LOSS BEFORE INCOME TAXES                                 (516,926)       (1,285,240)           (1,358,098)         (2,050,418)

PROVISION FOR INCOME TAXES                                      -                 -                     -                   -
                                                    -------------      ------------         -------------        ------------

NET LOSS                                               $ (516,926)     $ (1,285,240)         $(1,358,098)         $(2,050,418)
                                                    =============      ============         =============        ============

NET LOSS PER COMMON SHARE
     Basic                                             $    (0.00)     $      (0.01)         $      (0.01)        $     (0.02)
                                                    =============      ============         =============        ============
     Diluted                                           $    (0.00)     $      (0.01)         $      (0.01)        $     (0.02)
                                                    =============      ============         =============        ============




     The accompanying notes are an integral part of the financial statement.



                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        For the Six Months Ended June 30,
                                                                       ----------------------------------
                                                                           2002                  2001
                                                                       ------------          ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                            $ (1,358,098)         $ (2,050,418)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                              20,238                24,545
   Amortization of prepaid expenses                                         299,167                 6,875
   Amortization of intangibles                                                6,562                 6,562
   Amortization of software license                                          54,400                54,400
   Bad debt expense                                                           3,000                23,308
   Forfeited employee stock compensation                                    (28,800)                    -
   Option discounts                                                         316,750                     -
   Debt issue costs                                                         211,977               142,876
   Common stock issued for consulting services                               45,000               173,105
   Common stock issued for compensation                                           -               224,000
   Common stock issued for settlements                                            -               211,080
   Common stock issued for interest                                          10,735                 6,559
       Changes in certain assets and liabilities:
           Accounts receivable                                              (27,985)                5,797
           Inventory                                                          6,373                (9,149)
           Accounts payable and accrued liabilities                         556,364                51,092
           Legal settlement payable                                               -              (300,000)
           Deferred revenue                                                 (12,652)                    -
           Accounts payable and accrued liabilities                         126,780               556,364
           Deferred revenue                                                   1,990               (12,652)
           Other assets                                                       3,182               116,630
                                                                       ------------          ------------
Total cash used in operating activities                                    (308,729)             (520,118)
                                                                       ------------          ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                        (2,641)                    -
   Purchase of goodwill and other intangibles                                (1,560)               (3,090)
                                                                       ------------          ------------
Total cash used in investing activities                                      (4,201)               (3,090)
                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                       -               129,931
   Collection on stock subscriptions                                        317,000                     -
   Proceeds from related party loans                                          3,000               274,000
   Repayment of related party loans                                         (60,000)              (60,000)
   Repayment of capital leases payable                                      (16,584)              (13,421)
   Sale of convertible debentures                                           235,000               150,000
                                                                       ------------          ------------
Total cash provided by financing activities                                 478,416               480,510
                                                                       ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   165,486               (42,698)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              85,543                55,349
                                                                       ------------          ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $    251,029          $     12,651
                                                                       ============          ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                    $      4,522          $      7,685
                                                                       ============          ============
   Income taxes                                                        $          -          $          -
                                                                       ============          ============



     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

June 30, 2002:
--------------

a) During the six months ended June 30, 2002, the Company issued 10,000 shares as partial payment for leasehold improvements valued at $540.

b) During the six months ended June 30, 2002, the Company issued 2,250,000 shares of Class A common stock for legal services valued at $45,000.

c) During the six months ended June 30, 2002, the Company issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

d) During the six months ended June 30, 2002, the Company retained 600,000 shares previously issued to an employee as compensation. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock at a value of $28,800.

e) During the six months ended June 30, 2002, the Company issued 4,364,516 shares of its Class A common stock for interest on its outstanding Convertible Debentures valued at $95,679. Of this amount $10,735 reflects interest incurred in the current period and $84,944 represents amounts accrued in prior periods.

f) During the six months ended June 30, 2002, the Company issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal on its 8% Convertible Debentures.

g) During the six months ended June 30, 2002, the Company issued 2,741,331 shares of its Class A common stock for the repayment of $40,000 in principal on its 12% Convertible Debentures.


June 30, 2001:
--------------

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

                                  iVOICE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES - Continued

June 30, 2001 - continued:
--------------------------

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

h) During the six months ended June 30, 2001, the Company issued $150,000 of its 8% convertible debentures exercisable at an 80% conversion price. The 20% conversion discount totaling $37,500 was recorded as a prepaid debt issue cost and will be amortized over the life of the debt.




     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Basis of Presentation
               The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

               For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

               The result of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred accumulated net losses totaling $13,788,967 as of June 30, 2002, and has had periodic cash flow difficulties, which raise substantial doubt of the Company's ability to continue as a going concern.

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

               The Company recently entered into financing agreement with Cornell Capital, LP that will require the issuance of additional equity as described in Note 4 of these financial statements. Management believes that appropriate funding will be generated by the financing agreement with Cornell enabling the Company to continue operations through the current fiscal year. Management is also confident that future product sales will generate necessary cash flow, reducing the Company's need for additional financing. It should be noted however, that no assurance can be given that these future sales will materialize or that additional necessary funding can be raised.

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

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



                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                        June 30,
                                                               --------------------------      --------------------------
                                                                  2002           2001             2002           2001
                                                               -----------    -----------      -----------    -----------
               Basic and Diluted                               164,406,911    111,534,548      160,665,833    109,505,381



NOTE 2 -       CONVERTIBLE DEBENTURES

               The Company has previously issued convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of June 30, 2002, $345,200 in principal of the 12% debentures and $99,644 in accrued interest had been converted into 10,017,819 shares of iVoice's Class A common stock. Total outstanding principal balance of the 12% convertible debentures at June 30, 2002 was $154,800, plus accrued interest of $13,460.

               The Company has reached settlement terms with one previous holder of debentures regarding the interest and penalties demanded under default by this former holder whereby the Company has issued 450,000 shares to this former holder in full settlement of their claim.

               On June 11, 2002, the Company entered into a subscription agreement with certain purchasers to issue $255,000 in convertible debentures, with interest payable at 5% per annum. As of June 30, 2002, $235,000 of these debentures were issued and outstanding. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. As of June 30, 2002, total outstanding 5% debenture principal balance was $235,000 and total accrued unpaid interest was $516.

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE 3 -       DUE TO RELATED PARTY

               During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company, sold personal holdings of the Company's Class A common shares and has loaned proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney. As of June 30, 2002, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $1,962,675, of this amount, $1,213,256 is reflected in accrued expenses.

               Under the terms of the loan agreements, the note holder may elect prepayment of the principal and interest owed pursuant to this note by issuing Jerome Mahoney, or his assigns, one Class B common stock share of iVoice, Inc., no par value, for each dollar owed.

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

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE 4 -       COMMITMENTS AND CONTINGENCIES - Continued

               Management has requested a trial hearing and intends to vigorously defend itself against this claim.

               In June 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million to raise capital to fund our working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of Class A common stock with the Securities and Exchange Commission which was filed on July 2, 2002. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

               The Company's assets are subject to a Security Agreement with the majority stockholder in relation to the amounts owed to him by the Company. See Note 3.

NOTE 5 -       CAPITAL LEASE OBLIGATIONS

               During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

               The future minimum lease payments due under the capital leases at June 30, 2002 are follows:




               Lease payable for computer equipment,
               payable at $1,367 per month, including
               interest at 22.31%.
               Final payment is due June 2003.                         $  14,581

               Lease payable for furniture, payable
               at $2,151 per month, including interest
               at 20.79%.
               Final payment due April 2003.                              17,781
                                                                       ---------
               Present value of net minimum lease payments             $  32,362
                                                                       =========

                     The future minimum lease payments                 $  35,758
                     Less amount representing interest                     3,396
                                                                       ---------
                     Present value of net minimum lease payments          32,362
                     Less current portion                                 32,362
                                                                       ---------
                     Long term capital lease obligations               $       -
                                                                       =========



                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

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

               The Company issuance of common stock for the six months ended June 30, 2002 is as follows:

               a)   Class A Common Stock
                    Class A Common Stock consists of the following as of June 30, 2002: 600,000,000 shares of authorized common stock with a par value of $.001, 170,195,285 shares were issued and 169,595,285 shares were outstanding.

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

                    For the six months ended June 30, 2002, the Company had the following transactions:

                    1. The Company issued 10,000 shares of its Class A Common Stock for partial payment of leasehold improvements valued at $540.

                    2. The Company issued 2,250,000 shares of Class A Common Stock for legal services valued at $45,000.





                    3. The Company issued 505,921 shares of Class A Common Stock for the conversion of $15,000 in debenture principal and 84,766 shares for $2,594 in accrued interest on its 8% Convertible Debentures.

                    4. The Company issued 2,741,331 shares of Class A Common Stock for the conversion of $40,000 in debenture principal and 4,279,750 shares of Class A Common Stock for the conversion of $93,085 in accrued interest on its outstanding 12% Convertible Debentures.

                    5. The Company issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

NOTE 6 -       COMMON STOCK - (CONTINUED)

               b)   Class B Common Stock
                    Class B Common Stock consists of the following as of June 30, 2002: 3,000,000 shares of authorized common stock with no par value of which, 700,000 shares were issued; and 354,000 shares were outstanding. To date, a total of 346,000 Class B shares have been converted into 34,600,000 Class A shares. Class B Common Stock has voting rights of 100 to 1 with respect to Class A Common Stock. Class B common stockholders are not entitled to receive dividends.

                    There were no transactions involving Class B Common stock in the six months ended June 30, 2002.

               c)   Preferred Stock
                    Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2002, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments

On July 11, 2002, we were notified by the U.S. Patent and Trademark Office that the patent application for our Voice Activated\Voice Responsive Item Locator, filed in August of 2000, has been denied based on a similar patent being issued several years earlier to an unrelated party. We are preparing an amendment and response to argue against the similarity references made by the U.S Patent and Trademark Office for which their denial was based. Management believes that the additional information provided to the Patent Office will result in a favourable outcome. Additionally, the Company has 9 other patents pending with the U.S. Patent and Trademark Office that have yet to be addressed.

On August 2, 2002 we reached a settlement agreement with Business Staffing, Inc. who filed a lawsuit against iVoice in the amount of $37,250 for non-payment of placement services provided in the year 2000. The settlement agreement requires iVoice to pay Business Staffing, Inc. $13,500 payable in 10 monthly instalments.

On August 13, 2002, the board of directors approved amendments to the Promissory Note payable to Jerome Mahoney, iVoice President and Chief Executive Officer, for monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A common stock, unpaid compensation, income taxes incurred from the sale of Company stock and unreimbursed expenses. The change allows for the conversion of amounts due under the Promissory Note into either
(i) one Class B common stock share of iVoice, Inc., no par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.

June 30, 2002 compared to June 30, 2001

Revenues are derived primarily from the sale of voice and computerized telephone communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and six months ended June 30, 2002 were $182,076 and 317,739 repectively, as compared to $134,565 and $216,905 for the three and six months ended June 30, 2001 The three month period ending June 30 2002 as compared to June 30, 2001 reflected an increase of $47,511 or 35.3%. For the six month period ended June 30, 2002 as compared to June 30, 2001, sales increased $100,834 or 46.5%.

The increase in revenues can be attributable to firming demand for the Company's Speech Enabled Auto Attendant and Speech Enabled Interactive Voice Response
(IVR) applications. Beginning in January 2002, the Company's instituted a promotional program, whereby authorized dealers and resellers of several manufacturers Private Branch Exchange (PBX) telephone switchting equipment, could purchase a demonstration copy of Speech Enabled Auto Attendant software at discounted pricing to demonstrate the product. Co-marketing agreements with these manufacturers has also contributed to the success of the promotional programs. For the six months ending June 30, 2002, iVoice has shipped over 85 copies to prospective dealers who have expressed interest in promoting the Speech Enabled Auto Attendant to their customer base.

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

Gross margin for the three and six months ended June 30, 2002 was $118,787 or 65.2%, and $216,302 or 68.1% respectively as compared to $81,133 or 60.3%, and $117,787 or 54.3% for the three and six months ended June 30, 2001. The increase of $37,654 or 46.4% for the three month period and $98,515 or 83.6% for the six month periods ending June 30, 2002 was a generally a result of an overall increase in total sales volume. The three and six month increases in gross margin percentage of 4.9% and 13.8% respectively was a result of increased sales volume of software only, which has significantly higher margins than developed turnkey systems requiring costly hardware components.

The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products.

Total operating expenses decreased $604,376 or 61.5% from $983,402 to $379,026 for the three months ended June 30, 2002, and $471,505 or 27.0% from $1,744,690 to $1,273,185 for the six months ended June 30, 2002 and compared to same periods of the previous year. The most significant decrease related to accruals for reimbursement to the Company's principal shareholder, Jerome R. Mahoney, for a charitable donation of his personal holdings of iVoice Class A common stock for a total value of $350,000 and reimbursement totalling $95,100 for income tax incurred by Mr. Mahoney for sales of Class A common stock which were sold in order to provide needed working capital to the Company both of which were reflected in the prior year figures. The current year operating expenses reflect only a charge for reimbursement of income tax totalling $45,605, an overall reduction of $399,495. Excluding the reimbursements of $45,605 and $445,100 included in the three and six month periods of June 30, 2002 and 2001 respectively, total operating costs decreased by $204,881 and $72,010 for the three and six months ended June 30, 2002, respectively.

Significant changes in the components comprising total operating expenses included a decrease in selling expenses of $27,619 and $49,370 for the three and six month periods ending June 30, 2002 respectively as compared to the same periods of the prior year. The reduction in selling expenses in the current year reflects fewer salespeople as well as a reduction in promotion costs paid in the prior period, not incurred in the current period. Research and development expenses decreased 45,546 and $116,946 for the three and six month periods ending June 30, 2002. This reduction in R&D is also a result of fewer employees in this department.

As of June 30, 2002, the Company had 10 full-time employees, and 2 part-time employees for a total of 12 individuals. The company is actively pursuing additions to its sales and technical staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three and six months ended June 30, 2002 was $260,239 and $1,056,883 compared to $902,269 and $1,626,903 for the three and six months ended June 30, 2001, Excluding reimbursements of $45,605 and $445,100 to the Company's principal shareholder as discussed above, total loss from operations for the three months ended June 30, 2002, decreased by $242,535 principally a result of lower operating costs reflecting Management's efforts to reduce its operating budget and conserve the Company's cash resources.

Other expenses for the prior year six month period include non-recurring charges of $352,706. This amount represents a $141,626 write-off of capitalized financing costs incurred in connection with the agreement with Swartz Private Equity and $154,830 in charges related to the termination of the Swartz agreement, along with $56,250 in settlement charges incurred with respect to a former debenture holder's claim for damages incurred in default of the Company's 12% convertible debentures. No similar amounts were incurred for the current three or six month periods.

Interest expense amounted to $256,687 and $330,015 for the three and six month period ending June 30, 2002 and $30,265 and $70,809 for same periods of 2001, an increase of $226,422 and $259,206 respectively. During the current quarter, the company incurred $171,300 in financing costs comprised of commissions and legal fees and $58,750 in debt issue costs related to the financing agreement with Cornell Capital, LP. Debt issue costs represent the estimated cost of the beneficial conversion discount feature applicable to the $235,000 in 5% Convertible Debentures issued during the quarter and are charged to expense in accordance with Emerging Issues Task Force (EITF) Issue 98-5.

Net loss for the three and six month period ending June 30, 2002 was $516,926 and $1,358,098 as compared to $1,285,240 and $2,050,418 for the three and six month periods ending June 30, 2001. The decrease in net loss of $768,314 and $692,320 was a result of the factors discussed above.

Liquidity and Capital Resources

We are currently funding our operations principally from the proceeds of Convertible Debentures we issued in June, 2002 and from the collection of amounts due from the sale of our products. Although we currently operate on a negative cash flow basis, Management is confident that future product sales will generate necessary cash flow, reducing the Company's need for additional financing. It should be noted however, that no assurance can be given that these future sales will materialize. Management will continue to minimize its operating budget in an attempt to weather current economic conditions in the telecommunications industry.

In June 2002, iVoice raised $255,000 from the sale of convertible debentures. These debentures are convertible into shares of Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to June 2004.

Also in June 2002, iVoice entered into an Equity Line of Credit Agreement. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, iVoice will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date.

Other than the Equity Line of Credit, no other financing agreement is available to us. In light of this, it should be noted that there is no assurance that the Equity Line of Credit will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for iVoice to implement its business plan.




PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          We were named defendant in a lawsuit brought by Business Staffing, Inc. filed April 12, 2001. In this lawsuit, the plaintiff makes claim for non-payment of $37,250 for placement services performed by Business Staffing. On August 2, 2002, we reached a settlement agreement with the plaintiff for $13,500 payable in 10 monthly installments.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a) 10.25 Amended Promissory Note Dated August 13, 2002 between Jerome R. Mahoney, President and Chief Executive Officer (Creditor) and iVoice, Inc. (Debtor)

               b) 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                    99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         iVoice, Inc.

                         By /s/ Jerome R Mahoney
                         ---------------------
                         Jerome R Mahoney
                         President and Chief Executive Officer


                         By /s/ Kevin R Whalen
                         ---------------------
                         Kevin R Whalen
                         Chief Financial Officer

                                                                   Exhibit 10.25

                             AMENDED PROMISSORY NOTE

This Amended Promissory Note shall substitute and replace the original Note signed by the undersigned on August 13, 2002 with the initial principal of One Million and Five Hundred Thousand and Sixty-eight Dollars and 0/100 Cents ($1,568,327). THEREFORE, FOR VALUE RECEIVED the undersigned, promises to pay to Jerome Mahoney, the principal sum of One Million and Nine hundred and Ninety Thousand Dollars ($1,990,00.00), at the rate of Nine and one-half Percent (9 1/2%) per annum on the unpaid balance until paid or until default, both principal and interest payable in lawful money of the United States of America, at c/o iVoice, Inc. ("iVoice") 750 Highway 34, Matawan, New Jersey 07747, or at such place as the legal holder hereof may designate in writing. It is understood and agreed that additional amounts may be advanced by the holder hereof as provided in the instruments, if any, securing this Note and such advances will be added to the principal of this Note and will accrue interest at the above specified rate of interest from the date of advance until paid. Such advances may include, in addition to cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to iVoice. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance, and (b) principal shall by payable on demand.

Notwithstanding anything to the contrary herein, the Note holder may elect prepayment of the principal and/or interest owed pursuant to this Note by issuing Jerome Mahoney, or his assigns either: (i) one Class B common stock share of iVoice, Inc., no par value, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or
(iii) payment of the principal of this Note, before any repayment of interest.

Unless otherwise provided, this Note may be prepaid in full or in part at any time without penalty or premium. Partial prepayments shall be applied to installments due in reverse order of their maturity.

In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten
(10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of Twenty Percent (20%) percent per annum after default until paid.

All parties to this Note, including maker and any sureties, endorsers, or guarantors, hereby waive protest, presentment, notice of dishonor, and notice of acceleration of maturity and agree to continue to remain bound for the payment of principal, interest, and all other sums due under this Note and, notwithstanding any change or changes by way of release, surrender, exchange, modification or substitution of any security for this Note or by way of any extension or extensions of time for the payment of principal and interest; and all such parties waive all and every kind of notice of such change or changes and agree that the same may be made without notice or consent of any of them.

Upon default, the holder of this Note may employ an attorney to enforce the holder's rights and remedies and the maker, principal, surety, guarantor and endorsers of this Note hereby agree to pay to the holder reasonable attorneys fees, plus all other reasonable expenses incurred by the holder in exercising any of the holder's right and remedies upon default. The failure to exercise any such right or remedy shall not be a waiver or release of such rights or remedies or the right to exercise any of them at another time.

This Note is to be governed and construed in accordance with the laws of the State of New Jersey.

IN TESTIMONY WHEREOF, each corporate maker has caused this instrument to be executed in its corporate name by its President, and its corporate seal to be hereto affixed, all by order of its Board of Directors first duly given, the day and year first written below:


iVoice, Inc.         (CORPORATE SEAL)



By:__/s/Kevin Whalen__________ Dated:___8/13/02____________

  Kevin Whalen
   Controller

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iVoice, Inc. ("the Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Jerome R Mahoney, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report containing the financial statements for the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


                                     By /s/ Jerome R Mahoney
                                     ---------------------
                                     Jerome R Mahoney
                                     President and Chief Executive Officer

                                                                    Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of iVoice, Inc. ("the Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Kevin R Whalen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     3. The Report containing the financial statements for the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     4. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Company.


                                     By /s/ Kevin R Whalen
                                     ---------------------
                                     Kevin R Whalen
                                     Chief Financial Officer