Form 10QSB
period 2002-09-30
IVOICE COM INC /DE
filed 2002-11-14
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number         000-29341

                                  iVoice, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              52-1750786
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



       750 Highway 34
         Matawan, NJ                                              07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code             (732) 441-7700


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
                     November 5, 2002                   371,137,010
                                  iVoice, Inc.
                              FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
 PART I. FINANCIAL INFORMATION                                          --------

         Item 1.   Financial Statements

                   Balance Sheets - September 30, 2002 (Unaudited)          2


                   Statements of Operation -
                   For the three months ended September 30, 2002 and 2001
                    and nine months ended September 30, 2002 and 2001       3


                   Statements of Cash Flows -
                   For the nine months ended September 30, 2002 and 2001   4-6


                   Notes to the financial statements                       7-14


         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   15-18

         Item 3.   Controls and Procedures                                  18


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                        18


         Item 3.   Defaults upon Senior Securities                          18


         Item 6.   Exhibits and reports on Form 8-K                         19
                                  iVoice, Inc.
                                 BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                   (Unaudited)



      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                            $   316,982
   Accounts receivable, net of allowance for
    doubtful accounts of $7,000                                                              55,087
   Inventory                                                                                 12,463
   Prepaid expenses and other current assets                                                  6,182
                                                                                          ---------
    Total current assets                                                                    390,714

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $76,628                           79,409

OTHER ASSETS
   Other Receivable                                                                          67,650
   Software license costs, net of accumulated amortization of $353,600                      190,400
   Intangible assets, net of accumulated amortization of $30,885                            263,016
   Deposits and other assets                                                                 11,726
                                                                                          ---------
      Total other assets                                                                    532,792
                                                                                          ---------
      TOTAL ASSETS                                                                    $   1,002,915
                                                                                          =========
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                $ 275,469
     Obligations under capital leases - current                                              23,390
     Notes Payable - Note 3                                                                 156,547
     Billings in excess of estimated costs on uncompleted jobs                               24,313
     Due to related parties - Note 4                                                      2,009,822
     12% Convertible debentures - Note 2                                                    130,800
     5% Convertible debentures - Note 2                                                     183,517
                                                                                          ---------
         Total current liabilities                                                        2,803,858
                                                                                          ---------

LONG-TERM DEBT                                                                                    -
                                                                                          ---------
   Total liabilities                                                                      2,803,858
                                                                                          ---------

COMMITMENTS AND CONTINGENCIES - Note 5                                                            -

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00; authorized 1,000,000
       shares, no shares issued or outstanding                                                    -
     Common stock, Class A - par value $.001; authorized 600,000,000
     shares, 230,822,928 issued and 230,222,928 shares outstanding                        1,251,978
     Common stock, Class B - no par value; authorized 3,000,000
      shares;  700,000 shares issued; 354,000 shares outstanding                                 36
     Treasury stock, 600,000 Class A shares, at cost                                        (28,800)
     Additional paid in capital                                                          11,067,350
     Accumulated deficit                                                                (14,091,507)
                                                                                         ----------
         Total stockholders' deficiency                                                  (1,800,943)
                                                                                         ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $    1,002,915
                                                                                         ==========



       The accompanying notes are an integral part of the financial statement.

                                  iVoice, Inc.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             For the Three Months Ended     For the Nine Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------     -------------------------
                                                                2002          2001              2002          2001
                                                             ----------    ----------        ----------    ----------
SALES, net                                              $     140,614    $     87,043     $    458,353   $    303,948

COST OF SALES                                                  38,337          31,161          139,774        130,279
                                                             --------        --------        ---------      ---------
GROSS PROFIT                                                  102,277          55,882          318,579        173,669
                                                             --------        --------        ---------      ---------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                          35,341          31,171           93,270        138,470
     General and administrative expenses                      213,890         349,489        1,232,108      1,653,307
     Research and development                                  57,682          90,389          170,819        320,475
     Bad debt expense                                               -               -            3,000         23,308
     Depreciation and amortization                             41,200          40,539          122,101        120,718
                                                             --------        --------        ---------      ---------
Total selling, general and administrative expenses            348,113         511,588        1,621,298      2,256,278
                                                             --------        --------        ---------      ---------

LOSS FROM OPERATIONS                                         (245,836)       (455,706)      (1,302,719)    (2,082,609)

OTHER INCOME\ (EXPENSE)
     Non-recurring expense                                     (9,243)              -           (9,243)      (352,706)
     Other Income                                                   -               -           28,800              -
     Interest expense                                         (47,461)        (36,782)        (377,476)      (107,591)
                                                             --------        --------        ---------      ---------
Total other income (expense)                                  (56,704)        (36,782)        (357,919)      (460,297)
                                                             --------        --------        ---------      ---------
LOSS BEFORE INCOME TAXES                                     (302,540)       (492,488)      (1,660,638)    (2,542,906)

PROVISION FOR INCOME TAXES                                          -               -                -              -
                                                             --------        --------        ---------      ---------
NET LOSS                                                   $ (302,540)     $ (492,488)     $(1,660,638)   $(2,542,906)
                                                             ========        ========        =========      =========
NET LOSS PER COMMON SHARE
     Basic                                                 $ (   0.00)     $(    0.00)     $ (    0.01)   $  (   0.02)
                                                             ========        ========        =========      =========
     Diluted                                               $ (   0.00)     $(    0.00)     $ (    0.01)   $  (   0.02)
                                                             ========        ========        =========      =========




     The accompanying notes are an integral part of the financial statement.

                                  iVoice, Inc.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                 For the Nine Months Ended
                                                                                       September  30,
                                                                                 --------------------------
                                                                                   2002            2001
CASH FLOW FROM OPERATING ACTIVITIES                                             ----------      ----------
   Net loss                                                                 $ (1,660,638)    $ (2,542,906)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                                   30,357           29,274
   Amortization of prepaid expense                                               326,667                -
   Amortization of intangibles                                                     9,843            9,843
   Amortization of software license                                               81,600           81,600
   Bad debt expense                                                                3,000           23,308
   Forfeited employee stock compensation                                         (28,800)               -
   Discounts on stock options                                                    316,750                -
   Debt issue costs                                                              216,977          157,697
   Common stock issued for consulting services                                    45,000          300,138
   Common stock issued for compensation                                                -          224,000
   Common stock issued for settlements                                                 -          211,080
   Common stock issued for interest                                               10,735            6,559
   Changes in certain assets and liabilities:
       Accounts receivable                                                       (20,803)          17,560
       Inventory                                                                   8,123              537
       Accounts payable and accrued liabilities                                  196,760          680,199
       Deferred revenue                                                          (19,304)          28,294
       Other assets                                                                  686           87,658
                                                                               ---------        ---------
Total cash used in operating activities                                         (483,047)        (685,159)
                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                             (2,641)          (1,872)
   Purchase of goodwill and other intangibles                                     (1,560)          (3,390)
                                                                               ---------        ---------
Total cash used in investing activities                                           (4,201)          (5,262)
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                      102,696          129,931
   Collections on stock subscriptions                                            317,000                -
   Proceeds from related party loans                                               3,000          264,000
   Repayment of related party loans                                              (90,000)               -
   Proceeds from note payable                                                    250,000                -
   Repayment of notes payable                                                    (93,453)               -
   Repayment of capital lease obligations                                        (25,556)         (20,682)
   Sale of convertible debentures                                                255,000          275,000
                                                                               ---------         --------
Total cash provided by financing activities                                      718,687          648,249
                                                                               ---------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (42,172)         231,439

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   85,543           55,349
CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $   316,982       $   13,177


    The accompanying notes are an integral part of the financial statement.


                                  iVoice, Inc.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                               For the Nine Months Ended
                                                                   September  30,
                                                               -------------------------
                                                                  2002          2001
                                                               ----------    ----------
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                            $   6,104      $  10,976
   Income taxes                                                $       -      $       -



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2002

a) During the nine months ended September 30, 2002, the Company issued
   10,000 shares as partial payment for leasehold improvements valued at $540.

b) During the nine months ended September 30, 2002, the Company issued 2,250,000 shares of Class A common stock for legal services valued at $45,000.

c) During the nine months ended September 30, 2002, the Company issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

d) During the nine months ended September 30, 2002, the Company retained 600,000 shares previously issued to an employee as compensation. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock at a value of $28,800.

e) During the nine months ended September 30, 2002, the Company issued 4,364,516 shares of its Class A common stock for interest on its outstanding Convertible Debentures valued at $95,679. Of this amount $10,735 reflects interest incurred in the current period and $84,944 represents amounts accrued in prior periods.

f) During the nine months ended September 30, 2002, the Company issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal on its 8% Convertible Debentures.

g) During the nine months ended September 30, 2002, the Company issued 7,229,230 shares of its Class A common stock for the repayment of $64,000 in principal on its 12% Convertible Debentures.

h) During the nine months ended September 30, 2002, the Company issued 19,464,744 shares of its Class A common stock for the repayment of $71,483 in principal on its 5% Convertible Debentures.

    The accompanying notes are an integral part of the financial statement.

                                  iVoice, Inc.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES - Continued

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

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

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

     The result of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred accumulated net losses totaling $14,091,507 as of September 30, 2002, and has had periodic cash flow difficulties, which raise substantial doubt of the Company's ability to continue as a going concern.

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

                                  iVOICE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

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

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                               -----------------------   -----------------------
                                  2002         2001        2002          2001
                                --------     --------    --------      --------
         Basic and Diluted    196,507,632  132,577,874  172,613,099  117,196,212


NOTE 2 -         CONVERTIBLE DEBENTURES

     The Company has previously issued convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. These debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of September 30, 2002, $396,200 in principal of the 12% debentures and $99,644 in accrued interest had been converted into 14,505,718 shares of iVoice's Class A common stock. Total outstanding principal balance of the 12% convertible debentures at September 30, 2002 was $130,800, plus accrued interest of $18,814.

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

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 2 -         CONVERTIBLE DEBENTURES - Continued

     As of September 30, 2002, $71,483 in principal of the 5% debentures had been converted into 19,464,744 shares of iVoice's Class A common stock. Total outstanding principal balance of the 5% convertible debentures at September 30, 2002 was $183,517, plus accrued interest of $3,481.

NOTE 3 -         NOTE PAYABLE

     On August 20, 2002 the Company issued a prommisory note payable to Cornell Capital Partners, LP in the amount of $250,000 for an advance on the equity-line financing agreement entered into with Cornell in June, 2002.

     The note matures 120 days from the date of issue with interest accruing at 8% per annum on any balance left unpaid after the 120-day maturity date. It is anticipated that the note will be fully repaid with Class A common stock issuable under the equity-line financing agreement with Cornell Capital. At September 30, 2002, a total of $93,453 has been repaid through the issuance of 36,675,000 Class A common shares of the Company's stock leaving an unpaid balance of $156,547.

NOTE 4 -         DUE TO RELATED PARTY

     During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney.

     As of September 30, 2002, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $2,009,822.

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

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 5 -     COMMITMENTS AND CONTINGENCIES

     In June 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million to raise capital to fund our working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Pursuant to the agreement with Cornell Capital Partners, LP, we registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission which was filed on July 2, 2002 and later amended on August 8, 2002. On August 14, 2002, the Securities and Exchange Commission declared the Form SB-2 filed effective. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective. On August 20, 2002 we issued a $250,000 promissory note for an advance on the equity-line of credit with Cornell as described in Note 3 of these financial statements.

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

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 6 -     CAPITAL LEASE OBLIGATIONS

     During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

     The future minimum lease payments due under the capital leases at September 30, 2002 are follows:

      Lease payable for computer equipment, payable
      at $1,367 per month, including interest at 22.31%.
      Final payment is due June 2003.                            $    11,233

      Lease payable for furniture, payable at $2,151 per
      month, including interest at 20.79%. Final payment
      due April 2003.                                                 12,157
      Present value of net minimum lease payments                $    23,390

      The future minimum lease payments                          $    25,206
      Less amount representing interest                                1,816
      Present value of net minimum lease payments                     23,390
      Less current portion                                            23,390
      Long term capital lease obligations                        $         -


NOTE 7 -     COMMON STOCK

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

     a) Class A Common Stock
        --------------------
        Class A common stock consists of the following as of September 30, 2002:
        600,000,000 shares of authorized common stock with a par value of $.001. Class A stock has voting rights of 1:1 and as of September 30, 2002, 230,822,928 shares were issued and 230,222,928 shares were outstanding.

        Each holder of Class A Common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its Common Stock.

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 7 -     COMMON STOCK - Continued

     For the nine months ended September 30, 2002, the Company had the following transactions:

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

          4. The Company issued 7,229,230 shares of Class A Common Stock for the conversion of $64,000 in debenture principal and 4,279,750 shares of Class A Common Stock for the conversion of $93,085 in accrued interest on its outstanding 12% Convertible Debentures.

          5. The Company issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

          6. The Company issued 19,464,744 shares of its Class A common stock for the conversion of $71,483 in debenture principal on its 5% Convertible Debentures

          7. The Company issued 36,675,000 shares for repayment of $93,453 in principal on a $250,000 note payable issued for an advance on the equity line financing with Cornell Capital Partners, LP

    b)  Class B Common Stock
        --------------------
        Class B Common Stock consists of 3,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of September 30, 2002, 700,000 shares were issued; and 354,000 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

    c)  Preferred Stock
        ---------------
        Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2002, no shares were issued or outstanding.

                                  iVoice, Inc.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 8 -                       OPTIONS & WARRANTS

     For the nine-month period ending September 30, 2002, the following options were issued:

        a) The Company issued, to an employee, an option to purchase 5,000,000 shares of iVoice Class A Common Stock at a price of $.009 per share. The options vest at 25% per year and have a five-year expiration from date of issue

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations in accounting for its plan. It does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments
-------------------
In October, the Company formed two wholly-owned subsidiaries in Delaware in order to facilitate future potential acquisition transactions. No definitive purchase or merger agreements have been entered into as of the date of this filing, we are reviewing and negotiating with several potential candidates for the possibility of a transaction.

In October, the company signed a Letter of Intent to purchase of substantially all of the assets of a leading food equipment maintenance contractor located in New Jersey. The transaction calls for an undisclosed amount of cash, stock, and notes, and is subject to the satisfaction of a number of conditions, including the completion of due diligence and the availability of adequate financing. The target company has been providing specialty beverage dispensing and refrigeration products in the New York metropolitan region since 1982. Historically profitable, the company reported revenue in excess of $2 million in 2001. Key management of the target company has tentatively agreed to enter into employment contracts with iVoice.

September 30, 2002 compared to September 30, 2001
-------------------------------------------------

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and nine months ended September 30, 2002 were $140,614 and $458,353, respectively, as compared to $87,043 and $303,948 for the three and nine months ended September 30, 2001, an increase of $53,571 or 61.5% and $154,405 or 50.8%, respectively. The increase in sales for the three and nine month period are largely attributable to weak economic conditions resulting in weak demand for the Company's products in the prior year period. Management feels that the demand for the Company's Speech Enabled Auto Attendant and Speech Enabled Interactive Voice Response (IVR) applications is stabilizing and perhaps firming, as overall economic conditions in the business environment appear to be improving.

iVoice continues to market and promote its products to telephony reseller networks in order to leverage those resellers' existing customer bases. The Company has met interoperability standards with the leading PC-based Private Branch Exchange (or PBX) manufacturers for its Speech-enabled Auto Attendant product. To date, rigorous testing and compatibility studies have developed into co-marketing arrangements with 3Com, for its NBX(R) platform, Artisoft for its TeleVantage(R) Communication server, and AltiGen's AltiServ(R) phone systems. Management believes it can leverage already existing equipment manufacturers reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. Each manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The recent introduction of an entirely TAPI (Telephone Application Program Interface) based Speech-enabled Auto Attendant and Name Dialer, allows integration into different PBX systems without the need for additional hardware devices. These integration changes should provide for greater appeal to telephony re-sellers allowing for more economical customer installations with no change in software pricing iVoice charges for its software.

Unless special arrangements are made, iVoice generally receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. iVoice recognizes its revenue using the percentage of completion method for turnkey systems that require custom configuration by the customer. iVoice recognizes its revenue using the percentage of completion method. iVoice determines the expected costs on a particular installation by estimating the hardware costs and anticipated labor hours to configure and install a system. Revenues are then recognized in proportion to the amount of costs incurred as of the reporting date over the total estimated costs anticipated. For orders comprised only of software or hardware items, the Company recognizes revenue upon shipment of those items to the customer. iVoice accepts company checks or Visa/Mastercard.

Gross margin for the three and nine months ended September 30, 2002 was $102,277 and $318,579 or 72.7% and 69.5%, respectively, as compared to $55,882 and $173,669 or 64.2% and 57.1% for the three and nine months ended September 30, 2001. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The increase in gross profit is a result of increased revenues as well as an increase in the sale of software only which result in significantly higher profit margins than turnkey systems, which require costly hardware.

Total operating expenses decreased, from $511,588 for the three months ended September 30, 2001 to $348,113 for the three months ended September 30, 2002 a decrease of $163,475 or 32.0%. Specific line items that reflect the reduction in total operating expenses for the three months ending September 30, 2002, include reduced consulting expenses of $96,333; reduced payroll and benefit costs of $41,672 and lower rent of $16,970. The Company has over the past year and a half effectively reduced its working capital requirements to preserve its cash resources. As a result, total operating expenses for the nine months ending September 30, 2002 have been reduced to $1,621,298 from $2,256,278 for the nine months ending September 30, 2001, a reduction of $634,980 or 28.1%.

As of September 30, 2002, the Company had 10 full-time employees, and 2 part-time employees for a total of 12 individuals. The company is actively pursuing additions to its sales and technical staff which will increase operating expenditures for payroll and related benefit costs in future quarters.

The loss from operations for the three and nine months ended September 30, 2002 was $245,836 and $1,302,719 compared to $455,706 and $2,082,609 for the three and nine months ended September 30, 2001, a decrease of $209,870 and $779,890 in the three and nine month comparative periods.

Interest expense of $47,461 and $377,476 was incurred for the three and nine-month period ending September 30, 2002 as compared to $36,782 and $107,591 for the three and nine-month period ending September 30, 2001, respectively an increase of $10,679 and $269,885 for the three and nine-month comparative periods. The current year figures reflect $171,300 in financing costs comprised of commissions and legal fees and $63,750 in debt issue costs related to the financing agreement with Cornell Capital, LP. Debt issue costs represent the estimated cost of the beneficial conversion discount feature applicable to the $255,000 in 5% Convertible Debentures issued during the quarter and are charged to expense in accordance with Emerging Issues Task Force (EITF) Issue 98-5. These items were not incurred in the prior nine-month period ending September 30, 2001.

Other expenses for the nine-month period ending September 30, 2001 include non-recurring charges of $352,706 recorded in the second quarter of 2001. This amount represents a $141,626 write-off of capitalized financing costs incurred in connection with the agreement with Swartz Private Equity and $154,830 in charges related to the termination of the Swartz agreement, along with $56,250 in settlement charges incurred with respect to a former debenture holder's claim for damages incurred in default of the Company's 12% convertible debentures. These items were not incurred in the current nine-month period ending September 30, 2002.

Net loss for the three and nine month period ending September 30, 2002 was $302,540 and $1,660,638 as compared to $492,488 and $2,542,906 for the three and nine months of 2001. The respective changes in net loss for the comparative periods were a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------
We have incurred substantial losses, we have accumulated a deficit, and we require additional financing. As of September 30, 2002 we had negative working capital of $2,413,144 and a cash balance of $316,982. These matters raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional financing on an ongoing basis for the foreseeable future.

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

Also in June 2002, iVoice entered into an Equity Line of Credit Agreement. Under this agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, iVoice will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. To date, we have received $250,000 as an advance drawdown on the Equity Line of Credit. Other than the Equity Line of Credit, no other financing agreement is currently available to us. In light of this, it should be noted that there is no assurance that the Equity Line of Credit will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for iVoice to implement its business plan.

Forward Looking Statements - Cautionary Factors

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2001) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.


Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

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

        a) Exhibits

           99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

           99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


        b) Reports on Form 8-K

           None

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

                                     By /s/ Jerome R Mahoney
                                     ---------------------
                                     Jerome R Mahoney
                                     President and Chief Executive Officer


                                     By /s/ Kevin R Whalen
                                     ---------------------
                                     Kevin R Whalen
                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of iVoice, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerome Mahoney, President, Secretary and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       By /s/ Jerome Mahoney
                                       Jerome Mahoney
                                       President, Secretary and
                                       Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Quarterly Report of iVoice, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Whalen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

(1) I have reviewed the Report being filed;

(2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     (iii) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

(5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

(6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    By /s/ Kevin Whalen
                                    Kevin Whalen
                                    Chief Financial Officer