Form 10KSB
period 2002-12-31
IVOICE COM INC /DE
filed 2003-03-28
CIK 1105064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  iVoice, Inc.
                 (Name of small business issuer in its charter)

          Delaware                                   52-1750786
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    750 Highway 34, Matawan, NJ                                    07747
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A Common $.0001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for its most recent fiscal year.  $646,560

As of March 27, 2003, the Registrant had 856,599,459 shares of Class A, $.0001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $342,640.

As of March 27, 2003, the Registrant had 1,836,875 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]; No [X]



                                                  PART I
Item 1. Description of business                                                                             3
Item 2. Description of property                                                                            17
Item 3. Legal proceedings                                                                                  18
Item 4. Submission of matters to a vote of security holders                                                18

                                                   PART II
Item 5. Market for common equity and related stockholder matters.                                          18
Item 6. Management's discussion and analysis or plan of operations.                                        23
Item 7. Financial statements                                                                               28

                                                  PART III
Item 9. Directors, executive officers, promoters and control persons,
        compliance with Section 16(a) of the Exchange Act                                                  28
Item 10.Executive compensation.                                                                            29
Item 11.Security ownership of certain beneficial owners and management                                     31
Item 12.Certain relationships and related transactions                                                     33

                                                   PART IV
Item 13.Exhibits and reports on Form 8-K                                                                   34
Item 14.Controls and Procedures                                                                            38

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

Our Business

     We design, manufacture, and market innovative voice and computer telephony communications systems for businesses and corporate departments with as many as 20,000 telephones. Our speech recognition software products enable users to communicate more efficiently and effectively by integrating their traditional office telephone systems with automated attendant, voice mail, unified messaging, and interactive voice response, or "IVR," functions. Our products are designed to be "people oriented," with features that can be readily used without special training or manuals. Our products include, Speech Enabled Auto Attendant, Unified Messaging, and iVoice IVR, incorporate this philosophy. We also sell a Speech Software Developers Kit ("SDK"). Our Speech SDK is a unique tool that allows software application developers to incorporate our speech recognition engine into different applications other than those we have developed internally. The SDK can convert common command and control functions to speech commands. iVoice markets, promotes and sells its speech-enabled products through primarily through telephony reseller channels and telephone equipment manufacturer distributor networks. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices

Products and Services

     Our products use standard open-architecture PC platforms and Microsoft Windows 2000 operating systems, thereby facilitating the rapid adoption of new PC-based technologies while reducing overall product costs. We concentrate our product development efforts on software rather than hardware because we believe that the most efficient way to create product value is to emphasize software solutions that meet customers' needs. We have recently adapted our applications to integrate with different manufacturer telephone switches through the use of Telephony Application Program Interface or "TAPI". The use of TAPI, allows iVoice to integrate our applications into different telephone manufacturers Private Branch Exchange systems or "PBX's", eliminating the need for costly additional external hardware. We have traditionally used standard PC-related hardware components in our products, in part, to limit our need to manufacture components. Our manufacturing operations consist only of the installation of our proprietary software and, if required, a voiceboard, into a fully assembled PC system which we obtain from several different vendors. The Company obtains system components such as PCs, circuit boards, application cards, faxboards, and voiceboards from various suppliers.

     Our principal products include the iVoice Speech Enabled Auto Attendant and iVoice IVR. The Speech Enabled Auto Attendant allows businesses and organizations to incorporate speech recognition into their existing telephone systems without duplicating their current voicemail applications. The Speech Enabled Auto Attendant uses a customized dictionary of names and extension numbers that enables callers to contact their party using their spoken voice.

     iVoice IVR (Interactive Voice Response) is an application generator that allows full connectivity to the most popular databases, including Microsoft Access, Microsoft Excel, Microsoft Fox Pro, DBase, Btrieve, and Paradox, or to standard text files. iVoice IVR can be used to read or write information to and from electronic databases. iVoice IVR incorporates over 40 different customizable commands. Properties can be set up for each command, as if the commands were being executed manually. iVoice IVR can link a phone system to a database to provide customers with 24-hour immediate access to account information, via telephone. With iVoice IVR, polished and professional applications are quick and easy to install. No knowledge of computer programming and minimal database knowledge is needed. Using speech activation, or traditional DTMF (touch-tone telephones) allows callers to interact with the system. Advanced database technology permits reading, writing, appending and searching database information. A user can record product inventory, set up games, keep a record of patients or customers, and perform limitless other applications. The advanced, innovative technology, backed by a simple, easy-to-use drag-and-drop interface, makes writing applications simple.

     The iVoice IVR also incorporates an Internet access tool, which can be either connected to the IVR system or run as a standalone. This IVR system also has a graphical user interface and provides for Internet access to the system. Once logged onto the Internet, a user can gain access to the IVR system by clicking on a hypertext link for the user's browser. Upon entering the IVR system, the response prompts are in text form rather than voice form. The user can enter selections and get information by clicking on icons or choosing items from menus. Some of the Internet applications available are order processing and transactions, database integration, questions and queries, account status, delivery information, funds transfer, and claims information.

     The following is a list of Speech-enabled applications, which the Company has developed, and are available for sale

          Speech Enabled Auto Attendant. Any business can improve customer service and streamline the call handling process by allowing callers to reach their intended party by simply saying the appropriate name. Our speech recognition system is extremely accurate and reliable. The Speech Enabled Auto Attendant can significantly reduce or eliminate cumbersome dial by name or extension number menus and can be implemented without duplcating an organizations existing voicemail application.

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

          Unified Messaging. This is a unified inbox application that combines voicemail functions, fax and email capabilities into one central location for easy retrieval from any communication source. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop PC or the telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a Web Browser. E-mail can be retrieved and heard over the telephone, using text-to-speech software that converts text to a spoken voice. The email message can then be responded to with a voice message and forwarded to either another person's telephone extension, email address or be directed to a fax machine.

          iVoice Name Dialer is an automatic phone dialing system. The system imports the necessary contact information for dialing (names and phone numbers) from a variety of sources including, but not limited to, Microsoft Outlook, ACT, and Gold Mine. The imported names are then transcribed, through software, into a set of phonemes that are used for voice recognition. When the end user picks up the handset, the call is automatically transferred through the PBX, to the Name Dialer application running on a server machine. The user simply says the name of the person (whose name came from the contact list) and the Name Dialer places the call.

          iVoice Speech Directory allows employees to pick up their phone, say the name of a co-worker they wish to speak to, and the Speech Directory will transfer the call. Just by speaking the person's name, the Speech Directory can also return an internal pager number, cell numbers and email listings through a voice activated telephony directory.

          iVoice Speech Software Developers Kit (SDK) iVoice Speech SDK is a unique tool for software application developers which provides the ability to convert common command and control functions to speech commands. The SDK allows software developers to write applications that can treat a user's voice as an input device, such as mouse, keyboard, or joystick. In addition to telephony applications, the SDK can be used to incorporate speech recognition into games, handheld devices and even household appliances.


     We employ highly qualified software engineers who continually work to improve and enhance our existing products with new features, improved speech recognition accuracy and improved call handling times.

Marketing and Distribution

     iVoice markets, promotes and sells its speech-enabled products through primarily through telephony reseller channels and telephone equipment manufacturer distributor networks. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices
     iVoice has focused its efforts on developing its dealer and reseller channels. Management believes it can leverage already existing telephone equipment manufacturer reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech Enabled Auto Attendant and Name Dialer, allows integration into different PBX systems (telephone switches) without the need for additional hardware devices making for a more economical installation. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and changing customer needs. The direct channel also provides an avenue more suitable for iVoice IVR applications that often require customized development, which is usually difficult to provide through the reseller network.

     Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

          Emphasize software, not hardware. We concentrate our development efforts on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

          Use of standard, Microsoft Windows-based architecture, open systems and hardware. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

          Focus on businesses and corporate departments having as many as 20,000 telephones. Our products are designed for use by businesses and corporate departments having as many 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer features offered by large proprietary call processing systems, but at a more affordable price.

          Develop user-friendly products. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. Our products use a familiar graphical user interface that makes system administration and maintenance possible for almost any common PC user.

          Minimize distribution overhead. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

New Products

     In February 2003, we introduced a significant enhancement to our speech recognition technology that essentially adapts to an end-users calling environment. Our speech recognition engine continuously analyzes incoming speech input transforming the existing speech model to customized speaker models. The models produced by the technique, compensate for speaker accents, telephone line quality, and background noise at the customer site thereby boosting recognition accuracy. As the model aligns itself to the customer environment, speed of recognition per channel is greatly increased. The entire process is automated and the models generated load themselves into the system without any user interaction. The adaptation process can be performed any number of times to re-train the system if the above conditions change. Over a period of time, the trained model results in much faster and exceptional speech recognition accuracy at the customer end.

Competition

     The voice-recognition industry is highly competitive, and we believe that as increased customer acceptance and improvements in the underlying technology improves, the competition will intensify. The segment of the industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do.

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

     There are also a significant number of integrators who license the speech recognition engines of Nuance, SpeechWorks and others, to develop and sell applications of their own to the same customer profile that we market to. While these solutions may offer similar features to our products, they are often more expensive to the end user due to the required licensing fees paid by these integrators to the speech engine manufacturers. iVoice pays no such licensing fees for its speech recognition capabilities.

     On a more directly competitive scale, other companies that produce computerized telephony systems that incorporate speech recognition into their products such as the iVoice Speech Enabled Auto Attendant include companies like Locus Dialogue, Phonetic Systems and Sound Advantage. Management believes that the iVoice Speech Enabled Auto Attendant has competitive advantages based upon product features, the accuracy of the speech recognition and product pricing.

Suppliers

     Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and iTox, Inc., Amer.com, Inc. and other computer component resellers for other components used in our turnkey applications. Since our products are based and run on standard, readily available PC architecture, we do not rely on any one specific supplier for system components. We have not experienced any supply shortages with respect to the components used in turnkey systems or developed applications.

Customers

     Direct customers are comprised of businesses, organizations and corporate departments that use telephones as a principal means of communications. Specifically, the end users of our products seek to automate the call handling process for incoming callers to improve customer service and increase worker productivity. The iVoice Speech Enabled Auto Attendant and iVoice IVR are our primary products that seek to fulfill these customer needs. Customers who seek to automate the call process for outbound calling are primary targets for the iVoice Name Dialer and iVoice Patient Reminder.

     Wholesale customers include value added resellers and distributors of telephony equipment throughout North America.

     For the year ended December 31, 2002, no one customer represented more than 6% of our total revenues. iVoice does not rely on any one specific customer for any significant portion of its revenue base.

     We generally require customers to pay 50% down on any purchased turnkey applications, with the balance due when installation has been completed. Sales of software only require COD or prepayment before shipping. Authorized dealers and resellers, with prior credit approval are given 30 day payment terms. iVoice accepts company checks or Visa/Mastercard.

     Approximately 95% of our revenues are derived from customers located in North America. The remaining 5% of revenues are derived from various locations outside of North America.

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

     In February 2002, the Company filed a Trademark application for its `iVoice' logo and approval is pending.

     In February 2003, the Company received a notice of allowance for a patent from the U.S Patent and Trademark Office for our Speech-Enabled Automatic Telephone Dialer (iVoice Name Dialer) using a seamless interface with computer based address book programs.

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

Research and Development

     Our research and development efforts focus on the enhancement of our existing technology and product line as well as the development of new products that integrate with our existing applications. We continually seek to improve our core speech recognition technology to improve the accuracy of its speech recognition. iVoice employs qualified technical personnel to keep our product line competitive. In 2002, research and development expenditures consisted of $222,992 in salaries and wages to the Company's technical staff and $6,187 for technical hardware supplies, software tool-kits and technical publications. In the year 2001, the Company recoded $380,692 in technical salaries and wages and $6,772 for related supplies, tools and publications. Reductions in amounts expended were deemed necessary for the conservation of capital resources.

Licenses

     We have purchased a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers.

Employees

     As of December 31, 2002, we employed 11 individuals, consisting of 9 full-time employees and 2 part-time employees. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements.

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

     To date, we have incurred significant losses. As of December 31, 2002, our accumulated deficit was $14,490,329. We will incur operating losses in the future until sales of our voice-recognition applications and systems exceed our administrative, selling, and research-and-development costs. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We will need to raise additional capital to finance operations

     We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of securities from third parties and funds provided by certain officers and directors. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. Our inability to obtain adequate financing could result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs.

We have a working capital deficit, which means that our current assets on December 31, 2002 were not sufficient to satisfy our current liabilities on that date.

     We had a working capital deficit of $719,170 at December 31, 2002, which means that our current liabilities exceeded our current assets on December 31, 2002 by $719,170. Current assets are assets that are expected to be converted into cash within one year and, therefore, may be used to pay current liabilities as they become due. A working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date.

Our accountants have expressed substantial doubt about our ability to continue as an operating concern.

     In connection with the reports on our consolidated financial statements for the fiscal years ending December 31, 2002 and 2001, our independent certified public accountants expressed substantial doubt about our ability to continue operating as a going concern. Their doubt was based on our low levels of cash, our negative working capital, and our failure to establish a source of revenues sufficient to cover our operating costs.

                                 Our Operations

We have a limited operating history.

     We did not begin our voice-recognition business until December 1997. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

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

     Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

-    the timing of sales of our products and services;
-    the timing of product implementation, particularly large design projects;
-    unexpected delays in introducing new products and services;
- increased expenses, whether related to sales and marketing, product development, or administration;
- deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;
-    the mix of product license and services revenue; and
-    costs related to possible acquisitions of technology or businesses.


We may fail to develop new products, or may incur unexpected expenses or delays.

     Although we currently have fully developed products available for sale, we are also developing various new technologies, products and product features and will rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

Our technologies and products could contain defects or otherwise not work as expected. We may incur significant expenses in attempting to correct these defects or in defending lawsuits over any such defects

     Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages.

Our success is highly dependent upon our ability to compete against competitors that have significantly greater resources than we do.

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

Our success is highly dependent upon our ability to protect our trademarks and proprietary rights.

     To succeed, we will need to protect our intellectual property rights. To date, we have filed ten patent applications for internally developed processes and applications. No assurances can be given that these patent applications will be approved. To maintain the confidentiality of our trade secrets, we require our employees, consultants, and distributors to enter into confidentiality agreements, but these agreements afford us only limited protection and can be time-consuming and expensive to obtain and maintain. Monitoring for unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will be effective to prevent unauthorized use. We may have to litigate to enforce our trade secrets. Such lawsuits, regardless of their merits, would likely be time consuming and expensive and would divert management's' time and attention away from our business.

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

Our sole director controls a significant percentage of stock

     As of March 1, 2003, Jerome R. Mahoney, our President, Chief Executive Officer and sole director, owned approximately 91.9% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt that is convertible into shares of Class B common stock which is subsequently convertible into Class A common stock the number of which is calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued). Mr. Mahoney is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

                                 Our Securities

We do not expect to pay dividends in the foreseeable future.

     We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

The price of our stock may be affected by a limited trading volume and may fluctuate significantly

     There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

     Our class A common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements

     Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock: o With a price of less than $5.00 per share o That are not traded on a "recognized" national exchange; o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Future sales of our Class A common stock could cause our stock price to decline.

     The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2002, approximately 29,876,264 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market in 2003.

Issuance of our reserved shares of Class A common stock may significantly dilute the equity interest of existing stockholders.

     We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2002, we had approximately 5,123,466,715 shares of Class A common stock reserved for possible future issuance.

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

     We endeavor to settle with the remaining debenture holders attempting to resolve the default issues in a mutually favorable manner. If we are unable to do so, we may be forced to pay the debenture holders amounts substantially in excess of our original obligations under the debentures.

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

 Item 2. Description of Property.

     iVoice does not own any real property for use in its operations or otherwise.

     The Company leases its approximately 4,200 square feet of space for its headquarters located at 750 Highway 34, Matawan, New Jersey. The lease is presently a month-to-month obligation of $8,000 per month. iVoice maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings.

     The Company is subject to litigation from time to time arising from its normal course of operations. Currently, there are no open litigation matters relating to the Company's products, product installations or techincal services provided. Management does not believe that any such litigation and claims that have arisen will have a material effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 15, 2003, certain shareholders of iVoice, Inc. (hereinafter referred to as the "Company"), having more than fifty percent (50%) of the total voting shares of the Company, provided their written consent to cover the following shareholder actions: o Amend the Certificate of Incorporation to increase in the Authorized Class A Common Stock Shares to a total of ten billion (10,000,000,000) shares. o Amend the Certificate of Incorporation to change the stated par value of the Class A Common Stock Shares from the present $.001 to $.0001 per share. o Amend the Certificate of Incorporation to increase in the Authorized Class B Common Stock Shares to a total of fifty million (50,000,000) shares. o Amend the Certificate of Incorporation to revise the conversion ratio and voting rights of Class B Common Stock Shares. o Amend the Certificate of Incorporation to permit Class B Common Stock Shares to receive dividends upon the declaration of a dividend to Class A Common Stock shareholders. o Authorize the merger of the Company into a newly formed corporation in the State of New Jersey for the sole purpose of changing the domicile of the Company from the State of Delaware to the State of New Jersey.

Out of a total of 440,424,510 eligible votes on October 15, 2003, 224,685,030 shares or 51.02% were cast in favor of the all of the above shareholder actions.



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         Our common stock is quoted on the OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

        2001                            High                                   Low
        First Quarter                   $0.4000                                $0.0950
        Second Quarter                  $0.1700                                $0.0500
        Third Quarter                   $0.0820                                $0.0430
        Fourth Quarter                  $0.0900                                $0.0400

        2002

        First Quarter                   $0.0590                                $0.0270
        Second Quarter                  $0.0380                                $0.0120
        Third Quarter                   $0.0017                                $0.0013
        Fourth Quarter                  $0.0031                                $0.0009

Holders of Common Equity.

     As of December 31, 2002, the number of record holders of our common shares was approximately 559.

Dividend Information.

     To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities.

     In the year ending December 31, 2002, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

- We issued 10,000 shares of its Class A Common Stock for partial payment of leasehold improvements valued at $540.

- We issued 2,250,000 shares of Class A Common Stock for legal services valued at $45,000.

- We issued 26,000,000 shares of Class A Common Stock for consulting services valued at $29,380.

- We issued 505,921 shares of Class A Common Stock for the conversion of $15,000 in debenture principal and 84,766 shares for $2,594 in accrued interest on its 8% Convertible Debentures.

- We issued 22,229,230 shares of Class A Common Stock for the conversion of $79,000 in debenture principal and 4,279,750 shares of Class A Common Stock for the conversion of $93,085 in accrued interest on its outstanding 12% Convertible Debentures.

- We issued 6,200,000 shares of Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

- We issued 125,729,915 shares of Class A common stock for the conversion of $185,000 in debenture principal and 3,915,218 shares of Class A Common Stock for the conversion of $4,725 in accrued interest on our 5% Convertible Debentures.

- We issued 173,362,846 shares of Class A common stock with a total value of $253,665. Of this amount, $235,333 was for repayment of principal on $470,000 of notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $18,332 was market discount charged to expense.

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

Description of Securities

     Pursuant to our certificate of incorporation, as amended on January 15, 2003, we are authorized to issue:

-    10,000,000,000 shares of Class A common stock, par value $0.0001 per share,

-    50,000,000 shares of Class B common stock, no par value and

-    1,000,000 shares of preferred stock, par value of $1.00 per share.

Class A Common Stock

     Each holder of our Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of our Class A common stock are entitled to receive our net assets pro rata. Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

     A total of 703,255,106 shares of our Class A common stock were issued and 702,655,106 shares were outstanding as of March 1, 2003.

Class B Common Stock

     Each share of Class B Common Stock is convertible into Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. Effective with an amendment to our certificate of incorporation on January 15, 2003, there are 50,000,000 shares authorized and 2,204,875 shares issued and 1,836,875 shares outstanding as of March 1, 2003.

     Pursuant to the conversion terms of the Class B Common stock, on March 1, 2003, the 1,836,875 outstanding shares of Class B common stock are convertible into 5,332,002,902 shares of Class A common stock.

Preferred Stock

     We are authorized to issue 1,000,000 shares of preferred stock, par value $1.00 per share. As of March 1, 2003, we have not issued any shares of preferred stock.

     Our board of directors is authorized (by resolution and by filing an amendment to our certificate of incorporation and subject to limitations prescribed by the General Corporation Law of the State of Delaware) to issue, from to time, shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

- the number of shares constituting that series and the distinctive designation of that series;

- the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

- whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights;

- whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines;

- whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

- whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

- the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of iVoice, and the relative rights of priority, if any, of payment of shares of that series; and

- any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

     If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of preferred stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

Options and Warrants

     As of December 31, 2002, our employees held options to purchase 6,891,083 shares of our Class A common stock. These options were granted to our employees under our 1999 Stock Option Plan. The exercise prices ranged from $0.009 to $3.75 per share. All options issued to employees vest at 25% per year and expire 5 years form the date of issue. As of December 31, 2002, 705,333 of the options were exercisable at a weighted average exercise price of $0.576 per share.

     As of December 31, 2002, we had outstanding, to persons other than employees, warrants to purchase 6,558,260 shares of our Class A common stock. These warrants have exercise prices ranging from $0.047 per share to $2.00 per share, with a weighted average exercise price of $0.135 per share. These warrants will expire at various times until May 1, 2006.

     Debt

     As of December 31, 2002, we had outstanding convertible debentures that are convertible into iVoice's Class A common stock at the option of the holder.

     Our 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2002, $384,200 in principal and $99,644 in accrued interest had been converted into 30,463,005 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12% convertible debentures at December 31, 2002 was $115,800 plus accrued interest of $23,519.

     In August and November 2002, iVoice borrowed a total of $470,000 from Cornell Capital Partners, and are evidenced by two promissory notes. One note was issued in August 2002 in the principal amount of $250,000. This note is due 120 days after issuance. This note bears interest at 8% per year if not paid by the maturity date. The second note was issued in November 2002 in the principal amount of $220,000. This note is due 150 days after issuance. This note bears interest at 12% per year if not paid by the maturity date. As of December 31, 2002, iVoice owed Cornell Capital Partners an aggregate of $234,667 under these two promissory notes. The proceeds under these notes represent advances under the Equity Line of Credit that will be repaid through the issuance of Class A common stock pursuant the terms of the Equity Line of Credit agreement with Cornell.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

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

     Our desired distribution channel is through Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs). iVoice is currently focused on developing its dealer and reseller channels to increase market share. Management believes it can leverage already existing equipment manufacturer's reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. The TAPI interface allows for rapid and economical deployment to new and existing end users operating on a TAPI platform. Management is cognizant of the opportunities that exist in obtaining an OEM agreement with manufacturers whereby iVoice software can be shipped within the manufacturers PBX system and deployed directly upon system installation. We distribute our software products through a network of authorized dealers and distributors throughout North America and also sell direct to end users in geographic locations where an existing dealer relationship does not exist. We provide thorough installation and training to dealers allowing them to provide end customer support.

     We continue to search for potential merger candidates with or without compatible technology and products, which Management feels may make financing more appealing to potential investors. In November 2002, we announced signing a Letter of Intent to purchase substantially all of the assets of a leading food equipment maintenance contractor located in New Jersey. Subsequently, the parties terminated the Letter of Intent and released each other from any obligations arising under the Letter of Intent.

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

     The Company's Research & Development efforts have produced greater product reliability and have added features to existing products already available that we believe make our products highly competitive in the marketplace. We recently announced a new training adaptation system to our speech recognition engine that dramatically enhances recognition accuracy.

     Provided sufficient funding is obtained, the Company intends to hire additional personnel in the next twelve months particularly in the sales department.

December 31, 2002 compared to December 31, 2001

     Sales for the year ended December 31, 2002 were $646,560, an increase of $220,612 or 51.8% as compared to sales of $425,948 for the year ended December 31, 2001. The increase was largely attributable to an increase in sales of its Speech Enabled Auto Attendant application. For the years ended December 31, 2002 and 2001, total turnkey and software only sales of our Speech Enabled Auto Attendant, amounted to $239,921 and $99,536 respectively, an increase of $140,385 or 141.0%. IVR sales totaled $264,282 for the year ending December 31, 2002 as compared to $205,485 for the year ending December 31, 2001 an increase of $58,795 or 28.6%. Other revenues from the sale of other software and related hardware products as well as maintenance, installation and support fees totaled $142,357 and $120,926 for the years ended December 31, 2002 and 2001 respectively, an increase of $21,431 or 17.7%

     For the three months ending December 31, 2002, the Company recorded sales of $188,207 as compared to $122,000 for the three months ending December 31, 2001, an increase of $66,207 or 54.3%.

     The Company's gross profit for the year ended December 31, 2002 was $462,254, an increase of $203,535 or 78.7% compared to $258,719 for the year ending December 31, 2001. The Company's gross margin percentage for the twelve months ended December 31, 2002 was 71.5% versus 60.7% for the prior year. This represents a 10.8% increase over the gross profit percentage recorded for the same prior year period. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The dollar amount of gross profit has increased as a result of increased revenues for the comparative periods. The increase in gross margin percentages year over year is a result of a more favorable product mix.

     Operating expenses decreased from $3,035,992 for the year ended December 31, 2001 to $2,262,627 for the year ended December 31, 2002 a decrease of $773,365 or 25.5%. Material changes in specific classifications of operating expenses include a decrease in total payroll and benefit costs of $952,558. While the current year reflects an income tax reimbursement charge of $45,605 for income tax incurred by Jerome R. Mahoney for sales of Class A common stock which he sold in order to provide working capital to the Company, the prior year included a similar tax reimbursement accrual amounting to $95,100 as well as accruals for reimbursement to Mr. Mahoney for a charitable donation of his personal holdings of iVoice Class A common stock valued at $350,000. This reduction in reimbursements to the Company president was the most significant decrease in operating expenses year over year. Also contributing to the decrease in operating expense was a reduction in professional fees of $151,634; a reduction in rent expense of $60,900 and a reduction in advertising and promotion of $22,753. Offsetting the decreases in the specific operating expense items described above were an increase in charges for the reduction of strike prices on previously issued warrants, a charge of $175,833 related to the write-down of goodwill and an increase to bad debt expense of $45,751.

     The net loss from operations for the year ending December 31, 2002 was $1,800,373 compared to $2,777,273 for the year ended December 31, 2001. This decrease of $976,900 was a result of the increase in net revenues and gross profit from year to year combined with lower operating expenses in current year as described above.

     Other income for the year ended December 31, 2002, included amounts received for participation in the New Jersey Technology Tax Certificate Transfer Program for the sale of the Company's unused State net-operating-loss carry forwards. After related commissions and expenses related to application submission the Company received cash proceeds of $152,473. Also included in other income was income from forfeited employee stock compensation totaling $28,800. None of these items were incurred in the year ending December 31, 2001.

     Other expense for the year ended December 31 2002 and 2001 was comprised of interest expense. Total other expense decreased $229,801 to $440,360 in the year ended December 31, 2002 compared to $670,161 in 2001. Interest expense reflects interest on the Company's outstanding convertible debentures and promissory notes, interest on related party and capital lease obligations as well as discounts charged to expense for the beneficial conversion features related to the Company's convertible debt obligations.

     Net Loss decreased $1,387,974 to $2,059,460 for the year ended December 31, 2002 compared to $3,447,434 for the year ended December 31, 2001 as a result of the factors discussed above.

Liquidity and Capital Resources

     During the year ended December 31, 2002 and 2001, the Company generated sales of $646,560 and $425,948, incurred net losses of $2,059,460 and $3,447,434 and had cash flow deficiencies from operating activities of $351,840 and $872,481, respectively. Additionally, iVoice had a cash balance of $566,345, a working capital deficit of $719,170 and an accumulated deficit of $14,490,329 at December 31, 2002. These matters raise substantial doubt about iVoice's ability to continue as a going concern.

     The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On December 31, 2002, iVoice had total liabilities of $1,363,916, consisting of accounts payable and accrued expenses of $360,106, obligations under capital leases of $13,928, notes payable of $234,667, deferred revenue of $24,156, convertible debentures of $115,800 and amounts due to related parties of $615,259. During the year ended December 31, 2002, $1,504,875 of the amounts due to related parties was converted into 1,504,875 shares of Class B common stock. It is anticipated that the remaining balance due on our outstanding convertible debentures and notes payable will be satisfied by the issuance of shares of Class A common stock. Other current obligations consisting primarily of trade accounts payable and accrued liabilities requiring payment in cash within the first six months of 2003 total $374,038. At December 31, 2002, the Company had cash balances on hand of $566,345.

     iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $82,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $50,000, occupancy costs of $8,700, sales and marketing expenses of $5,200, professional fees of $6,000, insurance of $1,500, and miscellaneous administrative obligations and expenses of $10,600. We expect to fund these monthly obligations from the proceeds anticipated to be received from the Equity Line of Credit, from current operations or otherwise from the sale of equity or debt securities. In addition, the Company's need for cash includes satisfying total current liabilities of $374,038 as described in the preceding paragraph. iVoice believes that it has sufficient funds on-hand to fund its operations for at least six months. Thereafter, iVoice will need to raise additional capital from the sale of equity under the financing agreement currently in place with Cornell Capital Partners, LP.

     During the year ended December 31, 2002, iVoice had a net increase in cash of $480,802. iVoice's principal sources and uses of funds in the year ended December 31, 2002, were as follows:

     Cash used by operating activities. iVoice used $351,840 in cash for operating activities in the year ended December 31, 2002 a decrease of $510,641 compared to $872,481 in cash used for operating activities in the year ending December 31, 2001. This reduction is primarily due to a reduction in the Company's overall operating budget that included substantial reductions in staff and rent. These operating cuts have reduced the Company's operating expenses in the current year by $773,367.

     Cash used in financing activities. Financing activities in the year ended December 31, 2002 provided a total of $838,311 in cash. This total consisted primarily of the issuance of common stock of $253,662, collections of stock subscriptions of $317,000; the sale of convertible debentures of $255,000 and advances under the Equity Line of Credit with Cornell Capital of $470,000. These amounts were partially offset by the repayment of related party obligations of $117,000, repayment of notes payable and convertible debentures of $305,333 and repayment of capital leases totaling $35,018.

     Below is a description of iVoice's principal sources of funding since June 2002:

     In June 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. In addition, iVoice engaged Westrock Advisors, Inc., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. For its services, Westrock Advisors received 500,000 shares of iVoice's Class A common stock. On August 14, 2002, iVoice registered 399,500,000 shares of Class A common stock to be issued under the Equity Line of Credit.

     In August and November 2002, iVoice borrowed a total of $470,000 from Cornell Capital partners, evidenced by two promissory notes. One note was issued in August 2002 in the principal amount of $250,000. This note is due 120 days after issuance. This note bears interest at 8% per year if not paid by the maturity date. The second note was issued in November 2002 in the principal amount of $220,000. This note is due 150 days after issuance. This note bears interest at 12% per year if not paid by the maturity date. As of January 15, 2003, iVoice owed Cornell Capital Partners an aggregate of $179,671 under these two promissory notes. The proceeds under these notes represent advances under the Equity Line of Credit that we anticipate will be repaid through the issuance of Class A common stock pursuant the terms of the Equity Line of Credit agreement.

     Through December 31, 2002, iVoice has issued a total of 173,362,846 shares of Class A common stock for repayment of $235,333 in principal on the $470,000 of notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP.

     In June 2002, We also raised $255,000 from the sale of convertible debentures. These debentures are convertible into shares of Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. As of December 31, 2002, all amounts outstanding under these convertible debentures have been redeemed. iVoice repaid $70,000 in cash and issued 129,645,133 shares of Class A common stock upon conversion of $185,000 in principal and $4,725 in interest, due under these debentures.

     In February 2003, we amended the Equity Line Credit agreement with Cornell Capital Partners, LP. The principal terms of this new agreement are substantially identical to the terms pursuant to the Equity Line of Credit Agreement entered into in June 2002 with Cornell. Under this new agreement, the Company registered for resale with the Securities and Exchange Administration a total of 5,000,000,000 Class A common shares for a maximum commitment of $5,000,000.

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

     In relation to iVoice's outstanding 12% Convertible Debentures which are currently in default, iVoice has reached settlement terms with one previous holder of debentures regarding the interest and penalties demanded by this former holder whereby iVoice has issued 450,000 shares to this former holder in full settlement of the former debenture holder's claim. iVoice continues its discussions with the remaining debenture holders attempting to resolve the default issues in a mutually favorable manner. However, it is uncertain whether iVoice will be able to reach an agreement under terms favorable to iVoice.

Item 7. Financial Statements.

     The financial statements and notes thereto, together with the report thereon of Mendlowitz Weitsen, LLP. (the Company's accountants) dated February 27, 2003, included elsewhere in this report, are incorporated by reference in answer to this Item 7 and the Financial Statements and Financial Statement Schedules Indexes to financial statements appear after the signature page to this Form 10-KSB.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company has one director who is also one of the Company's two principal officers. He has served in the position shown since May 1999, and is expected to continue to serve until the next annual meeting of shareholders.

                                                             Period Served as
Name                    Age        Position                  Officer\Director
------------------      ---        --------                  -----------------
Jerome R. Mahoney       42         President, CEO, Director  5-21-99 to present

Kevin Whalen            39         CFO                       5-16-00 to present

     There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

     Jerome Mahoney sold shares of the Company's Class A common stock in the open market to loan the Company monies pursuant to the Promissory Note and Security Agreement executed by Mr. Mahoney and iVoice, Inc. on March 20, 2001. Due to an oversight, although these sales were made under Rule 144 of the regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933, he failed to file the requisite Form 4. The proper forms will be filed with the SEC within the next ten days.

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

     Kevin Whalen. Mr. Whalen has been a Certified Public Accountant since 1988 and has over 10 years experience in public accounting and 7 years experience in industry. From 1996 to 2000, he served as the Corporate Controller for Willcox and Gibbs, Inc., a $160 million international sales and distribution company. He was responsible for preparing consolidated analytical statements and SEC filings and managing the company's independent audits, and assisted in the registration of an $85 million public bond offering. From 1986 to 1996, Mr. Whalen was the Tax Supervisor for Curchin and Company, P.A., where he was responsible for compilation and review engagements as well as developing tax-planning strategies for business and individual clientele. Mr. Whalen received a B.S. in Commerce from Rider College, Lawrenceville, N.J. in 1986 and is a member of the American Institute of Certified Public Accountants.

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


                           Summary Compensation Table

                                                                                          Securities
                                                             Other Annual   Restricted    Underlying      All Other
                                                             Compensation      Stock        Options      Compensation
Name and Position(s)          Year     Salary($)   Bonus
Jerome R. Mahoney
   Chief Executive Officer     2002    $232,320      0       $45,605 (3)         0             0           $4,729 (7)
   and President
                               2001    $211,200   $75,000    $95,100 (3)         0             0         $354,416 (7)
                               2000    $192,000      0       $34,000 (4)         0             0           $4,416 (7)


Kevin Whalen (2)               2002    $100,000      0            0              0             0              0
   Chief Financial Officer     2001     $93,333   $34,000         0          $115,000(5)    1,200,000(6)      0

                               2000     $53,333      0            0           $20,950(5)      200,000(6)      0

Joel G. Beagelman (1)          2002       N\A       N\A          N\A            N\A           N\A            N\A
   Former CFO, Secretary       2001        0         0            0              0             0              0
   And Treasurer               2000      $39,000     0            0              0             0              0



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

(5) Represents 1,000,000 Class A common shares granted on March 20, 2001and 50,000 Class A common shares granted on September 20, 2000 and 5,000 Class A common shares granted on June 30, 2000. All shares granted vest with Mr. Whalen three years from the date granted. Total restricted shares held by Mr. Whalen total 1,055,000 valued at $1,909 as of December 31, 2002.

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


(7) Represents $4,729 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2002; $350,000 as reimbursement for the donation of personal holdings of iVoice Class A Common shares donated to charity and $4,416 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2001 and $4,416 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2000.


               Aggregate Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                          Number of Securities         Value of Unexercised
                                                         Underlying Unexercised            In-the-Money
                       Shares Acquired     Value         Options/SARs at FY-End       Options/SARs at FY-End
                         on Exercise      Realized                 (#)                         ($)
                       ----------------  ----------      -----------------------      -------------------------
       Name                 (#)             ($)         Exercisable/Unexercisable     Exercisable/Unexercisable

 Kevin Whalen, CFO           0                0            400,000 / 1,000,000                 0 / 0


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


Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock on March 1, 2003, by (1) all persons who are beneficial owners of 5% or more of our common stock, (2) each director and nominee, (3) the executive officers named in the "Summary Compensation Table," and (4) all directors and executive officers as a group.

     The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2003, through the exercise or conversion of any stock option, convertible security, warrant or other right. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity. The shares of our Class A common stock represented here includes the shares of our Class A common stock that the beneficial holders would directly possess if they converted all shares of our Class B common stock held by them.


     Name and Address of                                         Amount and Nature of            Percentage of
       Beneficial Owner                Title of Class              Beneficial Owner                Class (1)
       ----------------                --------------              ----------------                ---------
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Joel Beagelman                  Class A common stock                 3,862,000  (2)                    *
750 Highway 34
Matawan, NJ 07747

SECURITY OWNERSHIP OF MANAGEMENT

Jerome R. Mahoney               Class A common stock               7,087,325,041  (3)                91.9%
c/o iVoice, Inc.                Class B common stock                   2,414,404  (4)(5)              100%
750 Highway 34
Matawan, New Jersey 07747

Kevin Whalen                    Class A common stock                    1,055,000                      *
c/o iVoice, Inc.
750 Highway 34
Matawan, New Jersey 07747

* Represents less than 1% of the outstanding class

(1) Based on 702,655,106 outstanding shares of our Class A common stock; 1,836,875 shares of our Class B common stock that are convertible into 5,332,002,902 shares of Class A common stock and the total balance owed to Mr. Mahoney equaling $577,530 representing 577,530 Class B common shares and subsequently convertible into 1,676,429,608 Class A common shares.

(2)  Includes 600,000 shares held by Mr. Beagelman's three children.

(3) Includes 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children; 1,836,875 shares of Class B common stock held by Mr. Mahoney that have the voting power of, and may be converted into 5,332,002,902 shares of Class A common stock and the total balance owed to Mr. Mahoney equaling $577,530 representing 577,530 Class B common shares and subsequently convertible into 1,676,429,608 Class A common shares.

(4) The shares of Class B common stock held by Mr. Mahoney have the voting power of, and may be converted into 5,332,002,902 shares of Class A common stock.

(5) Pursuant to the Promissory Note and Security Agreement executed by Mr. Mahoney and iVoice, Inc. on March 20, 2001 and amended on August 13, 2002, Mr. Mahoney may at his option convert amounts owed to him for monies loaned to the Company from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock unreimbursed expenses and interest on the unpaid balance into either (i) one Class B common stock share of iVoice, Inc., no par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under the Promissory Note, whichever the note holder chooses, or (iii) payment of the principal of the note, before any repayment of interest. At March 1 2003, the total balance owed to Mr. Mahoney equaled $577,530 representing 577,530 Class B common shares and subsequently convertible into 1,676,429,608 Class A common shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders.



                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
        Plan category              warrants and rights                rights                  future issuance
                                          (a)                         (b)                          (c)
Equity compensation plans
approved by security holders
(1)                                     6,891,083                    $0.0770                     4,108,917
Equity compensation plans
not approved by security                6,558,260                    $0.1350                         0
holders (2)
Total                                  13,449,343                    $0.1053                     4,108,917


(1) Consists of options issued under the 1999 Employee Stock Option Plan described further in Note 13 to the consolidated financial statements. Certain employment arrangements of the Company, which have not individually been approved by shareholders, and which are described in response to Item 11 hereof, call for the issuance of options to purchase common stock under the 1999 Stock Option Plan, which has been approved by shareholders. All of such options have been issued and are exercisable.

(2) Consists of warrants issued to unrelated third parties for contractual services and fees related to previous financing transactions of the Company.

Item 12. Certain Relationships and Related Transactions.

     During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney securing the loan with all of the assets of the Company.

     On October 14, 2002, $1,504,875 of the amount owed to Mr. Mahoney was satisfied by the issuance of 1,504,875 shares of Class B common stock.

     As of December 31, 2002, the outstanding amounts owed which included monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock unreimbursed expenses and interest on the unpaid balance at 9.5%, totaled $547,926.

     On August 13, 2002, the board of directors approved amendments to the Promissory Note payable to Jerome Mahoney, iVoice President and Chief Executive Officer, for monies loaned to iVoice from the proceeds of stock sales of personal holdings of iVoice Class A common stock, unpaid compensation, income taxes incurred from the sale of Company stock and unreimbursed expenses. The change allows for the conversion of amounts due under the Promissory Note into either (i) one Class B common stock share of iVoice, Inc., no par value, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note or (iii) payment of the principal of this Note, before any repayment of interest.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         No.      Description


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

4.1 Debenture No issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 17,
     2000).

4.2 Debenture No. 2 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999 (incorporated herein by reference to
     Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

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

4.6 Debenture No. 6 issued by iVoice.com, Inc. for $100,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners, LLC on October 29, 1999 (incorporated herein by reference to
     Exhibit 4.6 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.7 Debenture No. 7 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999 (incorporated herein by reference to
     Exhibit 4.7 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

4.8 Debenture No. 8 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.8 of the registration statement on Form SB-2, filed with the SEC on November 17,
     2000).

4.9 Debenture No. 9 issued by iVoice.com, Inc. for $25,000 in 12% Secured Convertible Debenture Due December 1, 2000 to New Millennium Capital Partners II, LLC on October 29, 1999 (incorporated herein by reference to
     Exhibit 4.9 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

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

10.14 Real Property Lease Agreement dated December 5, 2001 between iVoice.com, Inc. and B&R Holding Company (incorporated herein by reference to Exhibit
      10.14 to the Form 10-KSB for the year ended December 31, 2001 filed with the SEC on March 27, 2002).

10.15 Equity Line of Credit Agreement dated as of June 2002 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 filed on July 2,
      2002).

10.16 Registration Rights Agreement dated as of June 2002 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form SB-2 filed on July 2,
      2002).

10.17 Escrow Agreement dated as of June 2002 among iVoice, Inc., Cornell Capital Partners, L.P., Butler Gonzalez LLP and Wachovia, N.A. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.18 Placement Agent Agreement dated June 2002 between iVoice, Inc. and Westrock Advisors, Inc. (incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.19 Securities Purchase Agreement dated June 2002 between iVoice, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit
      10.19 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.20 Registration Rights Agreement dated June 2002 between iVoice, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit
      10.20 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.21 Form of Debenture (incorporated herein by reference to Exhibit 10.21 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.22 Escrow Agreement dated June 2002 between iVoice, Inc., the buyers identified therein and Wachovia, N.A. (incorporated herein by reference to Exhibit 10.22 to the Registration Statement on Form SB-2 filed on July 2,
      2002).

10.23 Transfer Agent Instructions dated June 2002 between iVoice, Inc., Cornell Capital Partners, L.P. and Fidelity Transfer Co. (incorporated herein by reference to Exhibit 10.23 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.24 Letter Agreement dated June 28, 2002 (incorporated herein by reference to
      Exhibit 10.24 to the Registration Statement on Form SB-2 filed on July 2,
      2002).

10.25 Promissory Note dated as of August 16, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to
      Exhibit 10.24 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

10.26 Promissory Note dated as of November 27, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to
      Exhibit 10.26 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.27 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

13.1 Form 10-SB12G (incorporated by reference and previously filed on February 4, 2000 with the Commission).


         *  Filed herewith

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in Internal Controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:            March 28, 2003


                                iVoice, Inc..

                                By:/s/  JEROME R MAHONEY
                                -----------------------------------------------
                                Jerome R. Mahoney
                                President, Chief Executive Officer and Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.



By: /s/ KEVIN WHALEN        Chief Financial Officer  Dated: March 28, 2003
--------------------
        Kevin Whalen

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of iVoice, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerome Mahoney, President, Secretary and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

1)   I have reviewed the Report being filed;

2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

     b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     c) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     By /s/ Jerome Mahoney
                                                     --------------------------
                                                     Jerome Mahoney
                                                     President, Secretary and
                                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

In connection with the Annual Report of iVoice, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Whalen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 pursuant to Regulation ss.240.15d-14 as promulgated by the Securities and Exchange Commission, that:

1)   I have reviewed the Report being filed;

2) Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3) Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: (as such term is defined in paragraph (c) of this section) for the issuer and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic Reports are being prepared;

     b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report ("Evaluation Date"); and

     c) Presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5) I and the other certifying officers have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and Report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6) The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        By /s/ Kevin Whalen
                                        -------------------------------------
                                        Kevin Whalen
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of iVoice, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jerome R. Mahoney, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                               /s/ Jerome R. Mahoney
                                               --------------------------------
                                               Jerome R. Mahoney
                                               Chief Executive Officer
                                               March 28, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of iVoice, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Whalen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                 /s/ Kevin Whalen
                                 -------------------------------------
                                 Kevin Whalen
                                 Chief Financial Officer
                                 March 28, 2003
                                  iVOICE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                  iVOICE, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS




                                                                 Page
                                                                 ----
INDEPENDENT AUDITOR'S REPORT                                      1

FINANCIAL STATEMENTS


         Balance Sheets                                           2 -3

         Statements of Operations                                 4

         Statements of Stockholders' Deficiency                   5 - 8

         Statements of Cash Flows                                 9 - 12

NOTES TO FINANCIAL STATEMENTS                                     13 - 30

                          Mendlowitz Weitsen, LLP, CPAs
               K2 Brier Hill Court, East Brunswick, NJ 08816-3341
            Tel: 732.613.9700 Fax: 732.613.9705 E-mail: mw@MWLLP.com
                                  www.mwllp.com


                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company had net losses and negative cash flows from operations for the years ended December 31, 2002 and 2001, and as of those dates had negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                       MENDLOWITZ WEITSEN, LLP
East Brunswick, New Jersey
February 27, 2003


                                  iVOICE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                        December 31,

                                                                                                    2002            2001
                                                                                              --------------   --------------
CURRENT ASSETS
  Cash and cash equivalents                                                                   $    566,345      $    85,543
  Accounts receivable, net of allowance for
   doubtful accounts of $2,700 and $4,000                                                           15,187           37,284
  Inventory                                                                                         31,878           20,586
  Costs in excess of billings on uncompleted jobs                                                   23,778                -
  Prepaid expenses and other current assets                                                          7,558          331,361
                                                                                               -----------      -----------
      Total current assets                                                                         644,746          474,774
                                                                                                ----------      -----------

PROPERTY AND EQUIPMENT, net                                                                         70,186          106,585
                                                                                                ----------      -----------

OTHER ASSETS
  Other receivable                                                                                       -           67,650
  Software license costs, net of accumulated amortization of $380,800 and $272,000                 163,200          272,000
  Financing costs                                                                                        -           35,427
  Intangible assets, net of accumulated amortization of $0 and $21,041                              97,486          271,299
  Deposits and other assets                                                                          7,000           13,900
                                                                                             -------------     ------------

      Total other assets                                                                           267,686          660,276
                                                                                               -----------      -----------

TOTAL ASSETS                                                                                   $   982,618      $ 1,241,635
                                                                                               ===========      ===========



                                  iVOICE, INC.
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                                                    2002             2001
                                                                                                ------------      ------------
CURRENT LIABILITIES
    Obligations under capital leases - current                                               $      13,928     $     35,018
    Accounts payable and accrued expenses                                                          360,106          391,531
    Notes Payable                                                                                  234,667                -
    Due to related parties                                                                         615,259        1,868,943
    Convertible debentures                                                                         115,800          359,800
    Deferred maintenance contracts                                                                  24,156           17,214
    Billings in excess of costs and estimated earnings                                                   -           26,403
                                                                                                ----------       ----------

    Total current liabilities                                                                    1,363,916        2,698,909

LONG-TERM DEBT
    Obligations under capital leases - non-current                                                       -           13,928
                                                                                               -----------       -----------

       Total liabilities                                                                         1,363,916        2,712,837
                                                                                               -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1 par value; Authorized shares - 1,000,000;
       Issued and outstanding shares - none                                                              -                -
    Common stock, Class A - par value $.001, Authorized shares - 600,000,000;
       2002 - 518,691,163 shares issued, 518,091,163 shares outstanding
       2001- 154,123,517 shares issued and outstanding                                             518,091        1,175,278
    Common stock, Class B - no par value, Authorized shares - 3,000,000
       2002  - 2,204,875 shares issued, 1,858,875 shares outstanding,
       2001 - 700, 000 shares issued, 354,000 shares outstanding.                                      186               36
    Subscription receivable                                                                              -         (783,750)
    Additional paid in capital                                                                  13,619,554       10,568,103
    Accumulated deficit                                                                        (14,490,329)     (12,430,869)
    Treasury stock, 2002 - 600,000 Class A shares, at cost; 2001- none                             (28,800)               -
                                                                                            --------------      ------------


       Total stockholders' deficiency                                                             (381,298)      (1,471,202)
                                                                                            --------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                              $      982,618     $  1,241,635
                                                                                            ==============     ============



                                  iVOICE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   For the Years Ended
                                                                                                      December 31,
                                                                                                   2002             2001
                                                                                             ---------------- -------------
SALES, net                                                                                      $  646,560        $ 425,948

COST OF SALES                                                                                      184,306          167,229
                                                                                                ----------       ----------

GROSS PROFIT                                                                                       462,254          258,719
                                                                                                ----------       ----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                                                               129,988          165,617
    General and administrative expenses                                                          1,507,681        2,297,015
    Research and development                                                                       229,179          387,463
    Bad debt expense                                                                                70,558           24,808
    Write-off of goodwill                                                                          175,833                -
    Depreciation and amortization                                                                  149,388          161,089
                                                                                                ----------       ----------

       Total selling, general and administrative expenses                                        2,262,627        3,035,992
                                                                                                ----------       ----------

LOSS FROM OPERATIONS                                                                            (1,800,373)      (2,777,273)

OTHER INCOME \ (EXPENSE)
    Other income                                                                                   181,273                -
    Interest expense                                                                              (440,360)       (670,161)
                                                                                                ----------       ----------
       Total other expense                                                                        (259,087)        (670,161)
                                                                                                ----------       ----------

LOSS BEFORE INCOME TAXES                                                                        (2,059,460)      (3,447,434)

PROVISION FOR INCOME TAXES                                                                               -                -
                                                                                                ----------       ----------

NET LOSS                                                                                      $ (2,059,460)    $ (3,447,434)
                                                                                               ============    ============

NET LOSS PER COMMON SHARE
    Basic                                                                                         $   (.02)          $ (.03)
                                                                                                  ========           ======
    Diluted                                                                                        $  (.02)          $ (.03)
                                                                                                  ========           ======



                                  iVOICE, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                               Common Stock Class A        Common Stock Class B

                                                               Shares         Amount       Shares       Amount
      Balance at January 1, 2002                            154,123,517    $1,175,278      354,000        $  36

      Collection of stock subscriptions                               -             -            -            -

      Issuance of common stock for services                  34,460,000        34,460            -            -

      Purchase of treasury stock                                      -             -            -            -

      Issuance of common stock for cash                     173,362,846       173,363            -            -

      Issuance of common stock for compensation                       -             -            -            -

      Issuance of convertible debentures                              -             -            -            -

      Issuance of stock on conversion of Class B shares               -             -    1,504,875          150

      Issuance of stock on debenture conversion             148,465,066       148,465            -            -

      Issuance of stock on interest conversion                8,279,734         8,280            -            -

      Adjustment for change in par value                              -    (1,021,755)           -            -



      Net loss for the year ended December 31, 2002                   -              -           -            -
                                                            -------------- ------------- ------------  ---------

      Balance at December 31, 2002                          518,091,163     $ 518,091    1,858,875        $ 186
                                                            ===========     =========    =========    =   =====



                                  iVOICE, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                      Stock                        Additional                           Total
                                                  Subscriptions     Treasury        Paid in          Accumulated    Stockholders'
                                                    Receivable       Stock          Capital            Deficit       Deficiency
                                                  --------------     --------       -----------    --------------  -------------
Balance at January 1, 2002                        $   (783,750)     $      -        $10,568,103      $ (12,430,869)  $(1,471,202)

Collection of stock subscriptions                      783,750             -                 -                   -       783,750

Issuance of common stock for services                        -             -           158,260                   -       192,720

Purchase of treasury stock                                   -      (28,800)                 -                          (28,800)

Issuance of common stock for cash                            -             -            80,302                   -       253,665

Issuance of common stock for compensation                    -             -                 -                   -             -

Issuance of convertible debentures                           -             -            63,750                   -        63,750

Issuance of stock on conversion of Class B                   -             -
shares                                                                               1,504,725                   -     1,504,875

Issuance of stock on debenture conversion                    -             -           130,535                   -       279,000

Issuance of stock on interest conversion                     -             -            92,124                   -       100,404

Adjustment for change in par value                           -             -         1,021,755                   -             -


Net loss for the year ended December 31, 2002                -             -                 -         (2,059,460)   (2,059,460)
                                                             -             -                 -         ===========   ===========

Balance at December 31, 2002                           $     -     $(28,800)       $13,619,554       $(14,490,329)   $ (381,298)
                                                       =======     =========       ===========       =============   ===========

                                  iVOICE, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                               Common Stock Class A       Common Stock Class B

                                                                Shares       Amount       Shares       Amount
      Balance at January 1, 2001                             103,969,715   $1,039,697     364,000        $  37

      Issuance of common stock for settlements                2,128,000       21,280            -            -

      Issuance of common stock for services                  15,194,287       32,693            -            -

      Issuance of common stock for exercise
       of stock options                                      18,000,000       18,000            -            -

      Subscriptions received                                          -            -            -            -

      Issuance of common stock for cash                       1,172,000       11,720            -            -

      Issuance of common stock for compensation               2,183,834       20,371            -            -

      Issuance of convertible debentures                              -            -            -            -

      Issuance of stock on conversion of Class B shares       1,000,000        1,000     (10,000)          (1)

      Issuance of stock for repayment of amounts
        due to related parties                                  328,951        3,290            -            -

      Issuance of stock on debenture conversion               9,829,204       25,972            -            -

      Issuance of stock on interest conversion                  317,526        1,255            -            -



      Net loss for the year ended December 31, 2001                   -            -            -            -
                                                             ------------- ------------ ------------  ----------


      Balance at December 31, 2001                           154,123,517  $ 1,175,278    354,000         $  36
                                                             ===========  ===========    =======      ==========



                                  iVOICE, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            Stock               Additional                           Total
                                                            Subscriptions       Paid in         Accumulated          Stockholders'
                                                            Receivable          Capital         Deficit              Deficiency
    Balance at January 1, 2001                                $      -          $7,586,182      $ (8,983,435)        $(357,519)

    Issuance of common stock for settlements                         -             189,800                  -           211,080

    Issuance of common stock for services                            -             886,212                  -           918,905

    Issuance of common stock for exercise
     of stock options                                         (990,000)            972,000                  -                 -

    Subscriptions received                                     206,250                   -                              206,250

    Issuance of common stock for cash                                -             153,370                  -           165,090

    Issuance of common stock for compensation                        -             214,060                  -           234,431

    Issuance of convertible debentures                               -             106,250                  -           106,250

    Issuance of stock on conversion of Class B                       -
    shares                                                                           (999)                  -                 -

    Issuance of stock for repayment of amounts
      due to related parties                                         -              72,369                               75,659

    Issuance of stock on debenture conversion                        -             376,229                  -           402,201

    Issuance of stock on interest conversion                         -              12,630                  -            13,885


    Net loss for the year ended December 31, 2001                    -                   -         (3,447,434)      (3,447,434)
                                                                     -                   -         -----------      -----------

    Balance at December 31, 2001                            $(783,750)         $10,568,103       $(12,430,869)    $ (1,471,202)
                                                            ==========         ===========       =============    =============


                                  iVOICE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                    For the Years Ended
                                                                                                        December 31,
                                                                                                   2002             2001
                                                                                              -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                                   $ (2,059,460)    $ (3,447,434)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities
   Depreciation and amortization                                                                    40,588           39,164
   Amortization of prepaid expense                                                                 326,667                -
   Amortization of intangibles                                                                           -           13,125
   Amortization of software licenses                                                               108,800          108,800
   Bad debt expense                                                                                 70,558           24,808
   Write-off of goodwill                                                                           175,833                -
   Forfeited employee stock compensation                                                           (28,800)               -
   Stock option discounts                                                                          316,750           56,250
   Debt issue costs                                                                                216,977          259,780
   Common stock issued for services                                                                 74,380          536,989
   Common stock issued for compensation                                                                  -          234,431
   Common stock issued for settlements                                                                   -          211,080
   Common stock issued for interest                                                                 15,460           13,883
      Changes in certain assets and liabilities:
      Accounts receivable                                                                           19,189           15,587
      Inventory                                                                                    (11,292)            (358)
      Other assets                                                                                   4,036          124,589
      Accounts payable and accrued expenses                                                        421,713          916,220
      Deferred revenue                                                                             (43,239)          20,605
                                                                                             --------------     -----------

   Total cash used in operating activities                                                        (351,840)        (872,481)
                                                                                              ------------       ----------


                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (3,649)          (4,828)
   Purchase of intangibles                                                                          (2,020)          (3,090)
                                                                                             -------------     ------------

   Total cash used in investing activities                                                          (5,669)          (7,918)
                                                                                            --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                        253,662          129,931
   Proceeds from related party loans                                                                 3,000          354,000
   Repayments of related party loans                                                              (120,000)        (120,000)
   Collections of stock subscriptions                                                              317,000          150,000
   Proceeds from notes payable                                                                     470,000                -
   Repayment of notes payable                                                                     (235,333)               -
   Repayment of capital leases payable                                                             (35,018)         (28,338)
   Repayment of convertible debentures                                                             (70,000)               -
   Sale of convertible debentures                                                                  255,000          425,000
                                                                                              ------------      -----------

   Total cash provided by financing activities                                                     838,311          910,593
                                                                                              ------------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          480,802           30,194

CASH AND CASH EQUIVALENTS - beginning                                                               85,543           55,349
                                                                                               -----------     ------------
CASH AND CASH EQUIVALENTS - end                                                                $   566,345     $     85,543
                                                                                               ===========     ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                            $     7,196     $     13,872
                                                                                               ===========     ============
   Income taxes                                                                                $        -      $         -
                                                                                               ===========     ============

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

     For the Year Ended December 31, 2002

a) During the year ended December 31, 2002, the Company issued 10,000 shares of Class A common stock as partial payment for leasehold improvements valued at $540.

b) During the year ended December 31, 2002, the Company issued 2,250,000 shares of Class A common stock for legal services valued at $45,000.

c) During the year ended December 31, 2002, the Company issued 26,000,000 shares of Class A common stock for consulting services valued at $29,380.

d) During the year ended December 31, 2002, the Company issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

e) During the year ended December 31, 2002, the Company retained 600,000 shares of Class A common stock previously issued to an employee as compensation. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock at a value of $28,800.

f) During the year ended December 31, 2002, the Company issued 22,229,230 shares of Class A common stock for the conversion of $79,000 in debenture principal and 4,279,750 shares of Class A Common Stock for the conversion of $93,085 in accrued interest on its outstanding 12% Convertible Debentures.

g) During the year ended December 31, 2002, the Company issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal and 84,766 shares of Class A Common Stock for the conversion of $2,594 in accrued interest on its 8% Convertible Debentures.

h) During the year ended December 31, 2002, the Company issued 173,362,846 shares of Class A common stock with a total value of $253,665. Of this amount, $235,333 was for repayment of principal on $470,000 of notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $18,332 was market discount charged to expense.

i) During the year ended December 31, 2002, the Company issued 129,645,133 shares of Class A common stock upon conversion of $185,000 in principal and 3,915,218 shares of Class A Common Stock for the conversion of $4,725 in accrued interest on its 5% Convertible Debentures.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES - Continued

j) During the year ended December 31, 2002, the Company issued 1,504,875 shares of Class B common stock upon conversion of $1,504,875 in amounts due to related parties.

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

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation
     The accompanying consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

     On May 21, 1999, the Company executed a Reorganization Agreement (the "Agreement") that provided that the Company and International Voice Technologies, Corp. ("IVT") would be merged and the Company would be the surviving entity. On May 25, 1999, a certificate of merger was filed with the State of Delaware and the name of the Company was changed to iVoice.com, Inc.

     On April 24, 2000, the Company entered into an agreement and plan of reorganization with all the stockholders of ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice.com, Inc. The purpose of this transaction was to enable the Company's business to be conducted by a reporting company, as pursuant to the "eligibility rule" adopted by the National Association of Securities Dealers, Inc., or "NASD," as only reporting companies may continue to have stock quoted on the OTC Bulletin Board.

     On August 24, 2001, the Company amended its certificate of incorporation to change its name to iVoice, Inc. from iVoice.com, Inc.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

b)   Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its inactive subsidiaries iVoice Acquisition 1, Inc. and iVoice Acquisition 2, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

c)   Line of Business
     The Company is a communication company primarily engaged in the development, manufacturing and marketing of voice recognition and computerized telephony systems for small-to-medium sized businesses and corporate departments. The Company's technology allows businesses to communicate more efficiently and effectively by integrating speech recognition into their traditional office telephone systems with voicemail, automated attendant and Interactive Voice Response ("IVR") functions. IVR products allow information in PC databases to be accessed from a standard touch-tone telephone system. The Company sells its products directly to business customers and through Dealer and Reseller channels throughout the United States.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


d)   Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

e)   Revenue Recognition
     The Company obtains its income primarily from the sale of its voice recognition and computer technology communication systems. Revenue for systems that require customization to meet a customer's specific needs or technical requirements is recognized by the contract method of accounting, using percentage of completion. Progress toward completion is measured by costs incurred to date as a percentage of total estimated costs for each contract. Under the percentage of completion method, the asset, "Costs and estimated earnings in excess of billings" represents revenue recognized in excess of the amount billed. The liability, "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized. The completed contract method is used for systems, which do not require customization or installation. The Company recognizes revenue from support services at the time the service is performed or over the period of the contract for maintenance or support.

f)   Advertising Costs
     Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2002 and 2001, advertising expense amounted to $19,254 and $42,006, respectively.

g)   Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

h)   Concentration of Credit Risk
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

i)   Inventory
     Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

j)   Property and Equipment
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

k)   Software License Cost
     Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by Parwan Electronics, Corp. ("Parwan"), a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. No impairment loss was recognized as of December 31, 2002.

l)   Income Taxes
     Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

m)   Financing Costs
     Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are expensed as incurred.

n)   Debt Issue Costs
     Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

o)   Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short maturity of these instruments.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

p)   Long-Lived Assets
     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

q)   Earnings Per Share
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

                                                  As of December 31,
                                                2002               2001
                                                ----               ----
Basic and Diluted EPS Purposes               238,826,772       125,732,776
                                             ===========       ===========


r)   Comprehensive Income
     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2002 and 2001, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

s)   Recent Accounting Pronouncements
     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that no future benefit for these assets exists. Accordingly, management has expensed a total of $175,833 in the year ending December 31, 2002, related to the carrying value of its goodwill and is separately stated in the Consolidated Statement of Operations.

     Statement of Position ("SOP") No. 98-1 specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

     SOP No. 98-5 requires that companies write-off defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this pronouncement and therefore believes that adoption will not have a material effect on financial condition or operating results.

     SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

     SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

     SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of December 31, 2002 and 2001, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to raise capital and/or generate positive cash flows from operations.

     To date, the Company has funded its operations through the issuance of convertible debt, sales of its Class A Common Stock and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A Common Stock. The Company has incurred accumulated net losses totaling $14,490,329 through the year ended December 31, 2002, and had a cash balance of $566,345 as of that date. Considering expected cash requirements for the up coming year, there is substantial doubt as to the Company's ability to continue operations.

     The Company believes that its condition resulted from the inherent risks associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of the Company.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     In June 2002, the Company entered into financing agreement with Cornell Capital Partners, LP that will require the issuance of additional equity as described in Note 7 of these financial statements. Management believes that appropriate funding will be generated by the financing agreement with Cornell enabling the Company to continue operations through the current fiscal year. Management is also confident that future product sales will generate necessary cash flow, reducing the Company's need for additional financing. It should be noted however, that no assurance can be given that these future sales will materialize or that additional necessary funding can be raised.

     In an effort to reach profitability and become less dependent on its requirement to finance continuing operations, the Company is working to increase its revenue and profit margins through the establishment of its own dealer and reseller channel. Management has determined that addressing the following areas, as they relate to innovation, reliability and marketability of the Company's products, are crucial to reaching profitability:

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

-    Accuracy of its core speech recognition technology.

- Creating desired user features that distinguish the Company's products from the competition.

- Obtaining an agreement with an Original Equipment Manufacturer (OEM) to include the Company's products in every unit the manufacturer ships.

     Management believes that leveraging already existing equipment manufacturers reseller channels will provide an avenue to distribute software only, providing greater profit margins than complete turnkey systems, which involve purchasing and sub-assembly of hardware components. Management has also introduced several new user features to its Speech Enabled Auto Attendant that sets this product apart from competition. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech-enabled Auto Attendant and Name Dialer, allows iVoice applications to integrate into different PBX systems without the need for additional hardware devices. These feature and integration changes should provide for greater appeal to telephony re-sellers allowing for more economical customer installations with no reduction in the prices iVoice charges for its own software.

     Furthermore, the Company intends to add sales personnel in the upcoming fiscal year to increase its efforts in establishing relationships with OEMs. Management considers good working relationships with manufacturers will assist in the promotion of iVoice products to the manufacturers authorized re-seller networks.

NOTE 3 - PROPERTY AND EQUIPMENT

           Property and equipment is summarized as follows:

                                                                                               December 31,
                                                                                          2002                2001
                                                                                    --------------       ------------
                  Equipment                                                            $   62,443          $   59,524
                  Leasehold improvements                                                   11,454              10,184
                  Furniture and fixtures                                                  123,394             123,394
                                                                                     ------------        ------------
                                                                                          197,291             193,102
                  Less:  Accumulated depreciation                                         127,105              86,517
                                                                                     ------------        ------------
                     Property and equipment, net                                    $      70,186        $    106,585
                                                                                    =============        ============

                  Depreciation expense for the years ended December 31, 2002 and 2001 was $40,588 and $39,164, respectively.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 4 - GOODWILL AND INTANGIBLES

     During the year ended December 31, 2002, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that no future benefit for these assets exists in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under this pronouncement, goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. Accordingly for the year ended December 31, 2002, management has expensed a total of $175,833, related to goodwill recorded in connection with the merger with ThirdCAI, Inc. Total remaining intangible assets, consisting of costs associated with the Company's patent applications amounted to $97,486. At December 31, 2001, intangible assets totaled $271,299 net of accumulated amortization of $21,024.

NOTE 5 - COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS

     Costs in excess of billings/(billings in excess of costs and estimated earnings) on uncompleted contracts as of December 31, 2002 and 2001 consists of the following:

                                                                                                December 31,
                                                                                          2002                2001
                                                                                    --------------       ------------
                  Costs incurred on uncompleted contracts                            $     40,637        $     56,385
                  Estimated earnings                                                       87,030              53,763
                                                                                      -----------         -----------
                                                                                          127,667             110,148
                  Less billings to date                                                   103,889             136,551
                                                                                       ----------         -----------
                                                                                      $    23,778        $    (26,403)
                                                                                       ==========         ============

NOTE 6 - INCOME TAXES

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                     Federal Income Tax Rate                                                  (34.0)%
                     Deferred Tax Charge (Credit)                                                 -
                     Effect on Valuation Allowance                                             38.7 %
                     State Income Tax, Net of Federal Benefit                                  (4.1)%
                                                                                          ----------
                     Effective Income Tax Rate                                                  0.0 %
                                                                                         ===========

     As of December 31, 2002 and 2001, the Company had net operating loss carry forwards of approximately $8,800,000 and $6,900,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2015. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     For state income taxes, the Company's net operating loss carry forwards have been reduced by $2,972,044. During the year ended 2002, the company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After related commissions and expenses related to application submission the Company received cash proceeds of $152,474.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                                                 December 31
                                                                                          2002                2001
                                                                                    ---------------     -----------------
                     Net Operating Loss Carry forwards                              $   3,430,000      $    2,630,000
                     Less:  Valuation Allowance                                        (3,430,000)         (2,630,000)
                                                                                      -----------        ------------
                     Net Deferred Tax Assets                                        $           -      $            -
                                                                                    =============      ===============

Net operating loss carry forwards expire starting in 2007 through 2017.

NOTE 7 - NOTE PAYABLE

     In August and November, 2002 the Company issued promissory notes payable to Cornell Capital Partners, LP totaling $470,000 for advances on the equity-line financing agreement entered into with Cornell in June, 2002.

     The note maturities range from 120 to 150 days from the date of issue with interest accruing at rates ranging from 8% to 12%per annum on any balance left unpaid after the maturity date. It is anticipated that the outstanding notes will be fully repaid with Class A common stock issuable under the equity-line financing agreement with Cornell Capital. At December 31, 2002, a total of $235,333 has been repaid through the issuance of 173,362,846 Class A common shares leaving an unpaid balance of $234,667.

NOTE 8 - DUE TO RELATED PARTIES

     Due to related parties consisted of amounts due to the officers of the company as follows:

     During the period from June 2000 to date, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney, which accrues interest at 9.5% per year on the unpaid balance.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     On August 13, 2002, the board of directors approved amendments to the Promissory Note payable to Mr. Mahoney for monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A common stock, unpaid compensation, income taxes incurred from the sale of Company stock and unreimbursed expenses. The change allows for the conversion of amounts due under the Promissory Note into either (i) one Class B common stock share of iVoice, Inc., no par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.

     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of December 31, 2002 and 2001, the remaining outstanding balance owed to Mr. Mahoney amounted to $547,926 and $1,821,610.

     Also included in amounts due to related parties was unpaid compensation to Kevin Whalen, the Company's Chief Financial Officer. Effective May 1, 2001, Mr. Whalen was granted a salary increase of $20,000. To date, this annual salary increase, as well as a bonus of $34,000 for the year-end December 31, 2001, has been accrued, with the repayment terms as to be mutually agreed upon between the Company and Mr. Whalen. At December 31, 2002 and 2001, total amounts due to Mr. Whalen totaled $67,333 and $47,333 respectively.


NOTE 9 - CONVERTIBLE DEBENTURES

     The Company has previously issued three series of convertible debentures as follows:

     In October 1999, the Company's issued convertible debentures totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. The debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2002, $384,200 in principal and $99,644 in accrued interest had been converted into 30,463,005 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12% convertible debentures at December 31, 2002 and 2001 respectively was $115,800 and $194,800 plus accrued interest of $23,519 and $82,514.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     In 2001, the Company issued convertible debentures totaling $425,000 bearing interest at 8% and maturing 5 years from the date of issue. The 8% debentures are convertible into Class A common shares at the lesser of (i) 140% of the closing bid price for the Common Stock on the Closing Date, or
     (ii) 80% of the average of the three lowest closing bid for the 22 trading days immediately preceding the date of conversion. As of December 31, 2002, all outstanding principal of the 8% debentures and $9,918 in accrued interest had been converted into 7,740,679 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 8% convertible debentures at December 31, 2001 was $165,000 plus accrued interest of $3,936.

     On June 11, 2002, the Company entered into a subscription agreement with certain purchasers to issue $255,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. As of December 31, 2002, the Company had issued 129,645,133 shares of Class A common stock for the conversion of $185,000 in debenture principal and $4,725 in accrued interest. The Company also repaid the remaining $70,000 in debenture principal with a 20% premium in cash, from proceeds of an advance on the equity line financing with Cornell Capital Partners, LP as discussed in Note 6.

     The Company has been advised by the holders of the 12% debentures that the Company has breached the following terms of the debentures: (a) Failure to register, on a timely basis, under the Securities Act of 1933, the shares issuable upon the conversion of the debentures, (b) Registering additional shares other than the shares issuable upon the conversion of the debentures, and (c) Failure to provide the debenture holders a perfected security interest in certain assets of the Company pursuant to a Security Agreement that was part of the debenture documentation. The Company has reached settlement terms with one previous holder of the 12% debentures regarding the interest and penalties demanded under default by this former holder whereby the Company has issued 450,000 shares to this former holder in full settlement of their claim. The Company has not accrued any amounts with respect to the Company's default on the 12% debentures that may be due to the remaining holders. The Company anticipates issuing additional shares to settle the debenture holders' claims, arising from the default, the amount of which is undeterminable at this time.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 10 - CAPITAL LEASE OBLIGATIONS

     During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

     The future minimum lease payments due under the capital leases at December 31, 2002 are follows:

                                                                                            2002              2001
                                                                                         -----------     ------------
                  Lease payable for computer equipment, payable at $1,367 per month, including interest at 22.31%.
                  Final payment is due June 2003.                                    $      7,693          $  20,749

                  Lease payable for furniture, payable at $2,151 per
                  month, including interest at 20.79%. Final payment
                  due April 2003.                                                           6,235             28,197
                                                                                     ------------        -----------

                  Present value of net minimum lease payments                         $    13,928        $    48,946
                                                                                       ==========         ==========

                  The future minimum lease payments                                   $    14,653          $  56,864
                  Less amount representing interest                                           725              7,918
                                                                                     ------------         ----------
                  Present value of net minimum lease payments                              13,928             48,946
                  Less current portion                                                     13,928             35,108
                                                                                       ----------          ---------

                  Long term capital lease obligations                             $             -        $    13,928
                                                                                   ==============         ==========

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey. In April 2000, the Company entered into a two-year lease agreement for their office currently utilized as the corporate headquarters. Monthly lease payments total $11,000. On December 5, 2001, the Company renegotiated this lease into an eight-month term requiring monthly payments of $7,000 and reduced the space it occupies. Effective September 15, 2002, the lease became a month-to-month obligation of $8,000 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

     Rent expense under operating leases for the year ended December 31, 2002 and 2001 was $96,868 and $176,560, respectively.

     The Company's future net minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                           December 31, 2003            $        -
                                                        ==========

     b) On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

     c) The Company filed suit against PanAm Wireless, Inc., the parent company of Celpage, Inc., for the installation of a 196-port IVR System to recover the balance of a system installation contract. PanAm Wireless, Inc. subsequently filed a counterclaim against iVoice alleging iVoice's failure to supply PanAm with the required equipment and that the system did not provide the services as specified in the purchase order. The case has presently been dismissed in court and the parties are preparing to enter into mutual releases from any further obligations of performance under the original contract. As a result, in the year ended December 31, 2002, the Company has expensed $67,650 previously reflected in other receivables related to this transaction.

     d) In June 2002, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million to raise capital to fund our working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Pursuant to the agreement with Cornell Capital Partners, LP, we registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission which was filed on July 2, 2002 and later amended on August 8, 2002. On August 14, 2002, the Securities and Exchange Commission declared the Form SB-2 filed effective. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective. Through December 31, 2002, we issued $470,000 in promissory notes for advances on the equity-line of credit with Cornell as described in Note 6 of these financial statements.

     e) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 7.

NOTE 12 - COMMON STOCK

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

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     a)   Class A Common Stock
          Class A Common Stock consists of the following as of December 31, 2002: 600,000,000 shares of authorized common stock with a par value of $.001, 518,691,163, shares were issued and 518,091,163 shares were outstanding.

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

     For the year ended December 31, 2002, the Company had the following transactions in its Class A Common Stock:

          1. The Company issued 10,000 shares of its Class A Common Stock for partial payment of leasehold improvements valued at $540.

          2. The Company issued 2,250,000 shares of Class A Common Stock for legal services valued at $45,000.

          3. The Company issued 26,000,000 shares of Class A Common Stock for consulting services valued at $29,380.

          4. The Company issued 505,921 shares of Class A Common Stock for the conversion of $15,000 in debenture principal and 84,766 shares for $2,594 in accrued interest on its 8% Convertible Debentures.

          5. The Company issued 22,229,230 shares of Class A Common Stock for the conversion of $79,000 in debenture principal and 4,279,750 shares of Class A Common Stock for the conversion of $93,085 in accrued interest on its outstanding 12% Convertible Debentures.

          6. The Company issued 6,200,000 shares of Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

          7. The Company issued 125,729,915 shares of Class A common stock for the conversion of $185,000 in debenture principal and 3,915,218 shares of Class A Common Stock for the conversion of $4,725 in accrued interest on its 5% Convertible Debentures.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

          8. The Company issued 173,362,846 shares of Class A common stock for repayment of $235,333 in principal and $18,332 in discount on $470,000 of notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

     b)   Class B Common Stock
          Class B Common Stock consists of 3,000,000 shares of authorized common stock with no par value. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of December 31, 2002, 2,204,875 shares were issued; and 1,858,875 shares were outstanding. Class B common stockholders are not entitled to receive dividends.

          For the year ended December 31, 2002, the Company had the following transactions in its Class B Common Stock:

          1. The Company issued 1,504,875 shares of Class B common stock upon conversion of $1,504,875 in amounts due to related parties

     c)   Preferred Stock
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2002, no shares were issued or outstanding.

NOTE 13 - STOCK OPTIONS

     During 2002, the Company issued various options as follows:

     a) On August 23, 2002, the Company issued to one of its employees, options to purchase 5,000,000 shares of iVoice Class A Common Stock at a price of $.009 per share. The options vest at 25% per year and expire five-years from the date of issue.

     During 2001, the Company issued various options as follows:

     a) The Company issued to its employees, options to purchase 1,655,000 shares of iVoice Class A Common Stock at an average price of $.076 per share. Of these options, 255,000 were cancelled due to employee terminations in 2001. The remaining options vest at 25% per year and have a five-year expiration from date of issue.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


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

     e) On November 15, 2001, the Company issued warrants to purchase a total of 250,000 shares of iVoice Class A Common Stock at $.047 per share to Beacon Capital LLC in consideration for the placement of $150,000 of the Company's 8% convertible debentures pursuant to an subscription agreement with them. The warrants are exercisable at any time prior to their five (5) year expiration and carry a cash or cashless exercise at the option of the holders. a) Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2002:

                     Expiration Date                    Exercise Price       Shares
                     ----------------                   --------------      -----------
                     December 22, 2003                     .1000               10,000
                     January 5, 2004                       .1200               10,000
                     January 21, 2004                      .1177               10,000
                     February 5, 2004                      .1430               10,000
                     March 17, 2004                        .0869               15,000
                     April 6, 2004                         .0583               15,000
                     August 17, 2005                       .1406            5,490,000
                     January 9, 2006                       .1045              200,000
                     February 27, 2006                     .1406               87,310
                     February 28, 2006                     .1458               78,000
                     March 13, 2006                        .1221               39,200
                     April 30, 2006                        .1323              343,750
                     November 14, 2006                     .0470              250,000
                                                                           ----------
                                                                            6,558,260

          Employee Stock Option Plan
          During the year ended December 31, 1999, the Company adopted the Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of five years. During 1999, 20,000,000 shares were reserved for future issuance under the plan. As of December 31, 2002, 16,559,000 options to purchase shares were granted. A total of 9,000,000 of these granted options were exercised. At December 31, 2002, a total of 6,891,083 options to purchase Class A common shares were outstanding and held by company employees. The exercise prices range from $0.009 to $3.75 per share. All options issued to employees vest at 25% per year and expire in 5 years.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                  The following employee options have been exercised to date:

  Optionee           Exercised      # Shares       Price
--------------       ----------    ----------    ---------
Joel Beagleman        03/20/00      9,000,000      0.033

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

                              For The Year Ended,
                                 December 31,
                             2002           2001
                         -------------  ------------
Net Loss
 As Reported             $(2,059,460)   $(3,447,434)
                         ===========    ===========
 Proforma                $(2,506,143)   $(3,848,540)

Basic Loss Per Share
 As Reported             $      (.02)   $      (.03)
                         ============   ===========
 Proforma                $      (.02)   $      (.03)
                         ============   ============

          The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 4.30% and 5.50% respectively; and expected life of
          4.21 and 4.05 years, respectively.

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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


The following summarizes the stock option and warrant transactions:

                                                                         Weighted          Other               Weighted
                                                       Employee           Average          Options             Average
                                                  Stock Options          Exercise           and                Exercise
                                                    Outstanding           Price            Warrants       Price
                                                    -----------        -----------      ------------   ----------------
         Balance, January 1, 2001                       764,000      $  .670               5,960,000        $     0.456
           Granted                                    1,795,000      $  .078              18,998,260        $     0.058
           Exercised                                         -       $  .000             (18,000,000)       $     0.040
           Canceled                                    (612,917)     $  .246                (400,000)       $     1.328
                                                    -------------    -------            -------------       -----------

            Balance, December 31, 2001                1,946,083      $  .257               6,558,260        $     0.135
           Granted                                    5,000,000      $  .009                      -         $     0.000
           Exercised                                         -       $  .000                      -         $     0.000
           Canceled                                     (55,000)     $  .023                     (-)        $     0.000
                                                   --------------    -------         ---------------        -----------

         Balance, December 31, 2002                   6,891,083      $  .077               6,558,260        $     0.135
                                                 ==============      =======              ==========        ===========


         Outstanding and Exercisable,
          December 31, 2001                             265,583     $   .576               6,558,260        $     0.135
                                                  =============     ========            ============        ===========

         Outstanding and Exercisable,
          December 31, 2002                             705,333     $   .369               6,558,260        $     0.135
                                                  =============     ========            ============        ===========


       The weighted average remaining contractual lives of the employee stock options is 4.21 years at December 31, 2002.

NOTE 13 -  SUBSEQUENT EVENTS

          On January 13, 2003, the Company amended its certificate of incorporation in the state of Delaware to:

                                  iVOICE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

     a) Increase the number of Authorized Class A Common Stock Shares to a total of ten billion (10,000,000,000) shares.

     b) Change the stated par value of the Class A Common Stock Shares from $.001 to $.0001 per share.

     c) Increase the number of Authorized Class B Common Stock Shares to a total of fifty million (50,000,000) shares.

     d) Revise the conversion ratio and voting rights of Class B Common Stock Shares whereby upon conversion, each share of Class B Common Stock is convertible into Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued.

     e) Permit Class B Common Stock Shares to receive dividends upon the declaration of a dividend to Class A Common Stock shareholders.