Form 10QSB
period 2003-03-31
IVOICE COM INC /DE
filed 2003-05-12
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number:    000-229341

                                   iVOICE, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                              52-1750786
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

750 Highway 34
Matawan, NJ                                                07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:         None.

Securities registered under Section 12(g) of the Exchange Act:   Class A common,
                                                                par value $.0001
                                                                      per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

Number of shares of Class A, common stock, $.0001 par value, outstanding as of
May 6, 2003:                                             1,346,766,232



                                  iVOICE, INC.
                              FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003



                                TABLE OF CONTENTS


                                                                                                         Page No.

PART I.           FINANCIAL INFORMATION

                                    Item 1. Financial Statements

                                            Consolidated Balance Sheet - March 31, 2003 (Unaudited)            2

                                            Consolidated Statements of Operation -
                                            For the three months ended March 31, 2003 and 2002                 3

                                            Consolidated Statements of Cash Flows -
                                            For the three months ended March 31, 2003 and 2002             4 - 5

                                            Notes to consolidated financial statements                     6 - 12

                                    Item 2. Management's Discussion and Analysis of Financial Condition
                                                                and Results of Operations                 13 - 15

                                    Item 3. Controls and Procedures                                            15

PART II. OTHER INFORMATION


                                    Item 1. Legal Proceedings                                                  16

                                    Item 2. Changes in Securities                                              16

                                    Item 3. Defaults upon Senior Securities                                    16

                                    Item 5. Other Information                                                  17

                                    Item 6. Exhibits and Reports on Form 8-K                                   17





                                  iVOICE, INC.
                     CONSOLIDTED BALANCE SHEETS (UNAUDITED)
                                 MARCH 31, 2003


                                       ASSETS

         CURRENT ASSETS
         Cash and cash equivalents                                                               $     475,220
         Accounts receivable, net of allowance for doubtful accounts of $2,700                          27,888
         Inventory                                                                                      23,987

         Costs in excess of billings                                                                    16,756
         Prepaid expenses and other current assets                                                      27,852
                                                                                               ---------------
                Total current assets                                                                   571,703
                                                                                                --------------

         PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $136,575                           64,216
                                                                                                --------------

         OTHER ASSETS
         Software license costs, net of accumulated amortization of $408,000                           136,000
         Intangible assets                                                                             100,876
         Deposits and other assets                                                                       7,000
                                                                                             -----------------
                Total other assets                                                                     243,876
                                                                                                --------------

         TOTAL ASSETS                                                                            $     879,795
                                                                                                 =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         CURRENT LIABILITIES
         Obligations under capital leases - current                                               $      3,953
         Accounts payable and accrued expenses                                                         333,701
         Note payable                                                                                  199,310
         Due to related parties                                                                        662,371
         Convertible debentures                                                                        125,300
         Deferred revenues                                                                              19,328
                                                                                               ---------------
                  Total current liabilities                                                          1,343,963
                                                                                                 -------------

         LONG-TERM DEBT
         Obligation under capital leases - non-current                                                       -
                                                                                          --------------------
                   Total liabilities                                                                 1,343,963
                                                                                                  ------------

         COMMITMENTS AND CONTINGENCIES                                                                       -

         STOCKHOLDERS' DEFICIENCY
         Preferred stock, $1 par value; authorized 1,000,000 shares;
            no shares issued and outstanding                                                                 -
         Common stock, Class A - par value $.0001; authorized
           10,000,000,000 shares, 953,539,062 issued; 952,939,062 outstanding                          611,525
         Common stock, Class B - no par value; authorized 50,000,000
            shares;  2,204,875 shares issued; 1,836,875 shares outstanding                                 164
         Treasury stock, 600,000 Class A shares, at cost                                               (28,800)
         Additional paid in capital                                                                 13,794,338
         Accumulated deficit                                                                       (14,841,395)
                                                                                                   -----------
                  Total stockholders' deficiency                                                      (464,168)
                                                                                                ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $     879,795
                                                                                                 =============

                                The accompanying notes are an integral part of the financial statement.





                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                For the Three Months Ended

                                                                                                         March 31,

                                                                                                   2003             2002
                                                                                             ---------------- -------------

SALES, net                                                                                   $     147,575       $  135,663

COST OF SALES                                                                                       60,901           38,148
                                                                                             ----------------   -----------

GROSS PROFIT                                                                                        86,674           97,515
                                                                                             ----------------   -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                                                                31,159           24,561
    General and administrative expenses                                                            264,754          769,070
    Research and development                                                                        61,489           56,928
    Bad debt expense                                                                                     -            3,000
    Depreciation and amortization                                                                   36,670           40,600
                                                                                           ---------------    -------------
Total selling, general and administrative expenses                                                 394,072          894,159
                                                                                            --------------     ------------

LOSS FROM OPERATIONS                                                                              (307,398)        (796,644)
                                                                                             --------------    ------------

OTHER INCOME\(EXPENSE)
    Other income                                                                                         -           28,800
    Interest expense                                                                               (42,840)         (73,328)
                                                                                             --------------      -----------
Total other income\(expense)                                                                       (42,840)         (44,528)
                                                                                             --------------      -----------

LOSS BEFORE INCOME TAXES                                                                          (350,238)        (841,172)

PROVISION FOR INCOME TAXES                                                                               -                -
                                                                                            ---------------     ------------

NET LOSS                                                                                      $   (350,238)      $ (841,172)
                                                                                              ============       ==========

NET LOSS PER COMMON SHARE
    Basic                                                                                 $ (         0.00) $   (      0.01)
                                                                                          ================  ===============
    Diluted                                                                               $ (         0.00) $   (      0.01)
                                                                                          ================  ===============



                  The accompanying notes are an integral part of the financial statement.





                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 For the Three Months Ended

                                                                                                          March 31,

                                                                                                   2003             2002
                                                                                            ----------------- -----------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                                                     $ (350,238)      $ (841,172)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                                                      9,470           10,119
   Amortization of prepaid expense                                                                  23,333          257,917
   Amortization if intangibles                                                                           -            3,281
   Amortization of software license                                                                 27,200           27,200
   Amortization of debt issue costs                                                                      -           35,427
   Forfeited employee stock compensation                                                                 -          (28,800)
   Bad debt expense                                                                                      -            3,000
   Option discounts                                                                                      -          299,794
   Common stock issued for interest                                                                      -           10,735
   Changes in certain assets and liabilities:
           Accounts receivable                                                                     (12,701)         (50,859)
           Inventory                                                                                 7,891            6,869
           Accounts payable and accrued liabilities                                                 50,703           96,125
           Deferred revenue                                                                          2,194            5,726
           Other assets                                                                                545            1,008
                                                                                         -----------------    -------------
Total cash used in operating activities                                                           (241,603)        (163,630)
                                                                                            --------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (3,500)          (2,095)
Purchase of goodwill                                                                                (3,390)          (1,560)
                                                                                             --------------   --------------
Total cash used in investing activities                                                             (6,890)          (3,655)
                                                                                           ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                        192,700                -
   Proceeds from related party loans                                                                     -                -
   Repayments of related party loans                                                               (30,000)         (30,000)
   Proceeds form notes payable                                                                     140,000                -
   Repayment of notes payable                                                                     (175,357)               -
   Sale of convertible debentures                                                                   40,000                -
   Collections on stock subscriptions                                                              292,000          292,000
   Payment of capital lease obligations                                                             (9,975)          (8,073)
                                                                                           ---------------- ----------------
Total cash provided by financing activities                                                        157,368          253,927
                                                                                             -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (91,125)          86,642

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    566,345           85,543
                                                                                            --------------    -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $   475,220     $    172,185
                                                                                               ===========     ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                         $          577    $       2,480
                                                                                            ==============    =============
   Income taxes                                                                             $            -    $           -
                                                                                            ==============    =============

                                The accompanying notes are an integral part of the financial statement.


                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2003:

a) During the three months ended March 31, 2003, the Company issued 35,000,000 shares of Class A common stock for consulting services valued at $35,000

b) During the three months ended March 31, 2003, the Company issued 64,541,750 shares of its Class A common stock for the repayment of $30,500 in principal on its 12% Convertible Debentures.

c) During the three months ended March 31, 2003, the Company issued 291,306,149 shares of Class A common stock with a total value of $192,700. Of this amount, $175,357 was for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $17,343 was market discount charged to expense.


March 31, 2002:

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

d) During the three months ended March 31, 2002, the Company issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal on its 8% Convertible Debentures

The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation
                  The accompanying Unaudited consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

                  The result of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

                  For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2002

                  Principles of Consolidation
                  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Acquisition 1, Inc. and iVoice Acquisition 2, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                  The shares used in the computations are as follows:


                                                                 Three Months Ended
                                                                     March 31,
                                                                  2003              2002
                                                               ---------------   ----------
                  Basic and Diluted purposes                    774,416,425       157,324,754


                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

                  Company Background
                  On May 21, 1999, the Company executed a Reorganization Agreement (the "Agreement") that provided that the Company and International Voice Technologies, Corp. ("IVT") would be merged and the Company would be the surviving entity. On May 25, 1999, a certificate of merger was filed with the State of Delaware and the name of the Company was changed to iVoice.com, Inc.

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

NOTE 2 - GOING CONCERN

                  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of March 31, 2003, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to raise capital and/or generate positive cash flows from operations.

                  To date, the Company has funded its operations through the issuance of convertible debt, sales of its Class A Common Stock and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A Common Stock. Through March 31, 2003, the Company has incurred accumulated net losses totaling $14,841,395 and had a cash balance of $475,220 as of that date. Considering expected cash requirements for the up coming year, there is substantial doubt as to the Company's ability to continue operations.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 2 - GOING CONCERN - Continued

                  The Company will require additional working capital in the next six months. In order to raise the necessary working capital, the Company may enter into financing agreements that will require the issuance of additional equity. Management believes that appropriate funding will be generated enabling the Company to continue operations through the current fiscal year. Management is also confident that future product sales will generate necessary cash flow, reducing the Company's need for additional financing. It should be noted however, that no assurance can be given that these future sales will materialize or that additional necessary funding can be raised.

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

NOTE 3  - CONVERTIBLE DEBENTURES

                  In January 2003, the Company, through its iVoice Acquisition 1, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At March 31, 2003, a total of $40,000 in debenture proceeds has been received so far and is outstanding as of that date.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 3  - CONVERTIBLE DEBENTURES - Continued

                  In October 1999, the Company issued a series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000.

                  The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of March 31, 2003, $414,700 in principal of the 12% debentures and $99,644 in accrued interest had been converted into 71,818,238 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12% convertible debentures at March 31, 2003 was $85,300 plus accrued interest of $27,342.

NOTE 4 - DUE TO RELATED PARTIES

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

                  On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of March 31, 2003, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $590,038.

                  Also included in amounts due to related parties was unpaid compensation to Kevin Whalen, the Company's Chief Financial Officer. Effective May 1, 2001, Mr. Whalen was granted a salary increase of $20,000. To date, this annual salary increase, as well as a bonus of $34,000 for the year-end December 31, 2001, has been accrued, with the repayment terms as to be mutually agreed upon between the Company and Mr. Whalen. At March 31, 2003 the total amounts due to Mr. Whalen totaled $72,333.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES

a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $8,000 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

b) In May 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

c) In February, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million to raise capital to fund our working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Pursuant to the agreement with Cornell Capital Partners, LP, we registered for resale on Form SB-2, 5,000,000,000 shares of Class A common stock with the Securities and Exchange Commission. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

d) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 4.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

                  The future minimum lease payments due under the capital leases at March 31, 2003 are follows:


                          Lease payable for computer equipment, payable
                          at $1,367 per month, including interest at 22.31%.
                          Final payment is due June 2003.                               $   3,953
                                                                                        ---------

                          Present value of net minimum lease payments                  $    3,953
                                                                                        =========

                          The future minimum lease payments                            $    5,467
                          Less amount representing interest                                 1,514
                                                                                      -----------
                          Present value of net minimum lease payments                       3,953
                          Less current portion                                              3,953
                                                                                        ---------
                          Long term capital lease obligations                      $            -
                                                                                    =============

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 7 - COMMON STOCK

                  In January 2003, the Company amended its Certificate of Incorporation to change the par value of its Class A Common Stock from $.001 to $.0001 and to increase the number of shares the Company is authorized to issue of its Class A Common Stock from 600,000,000 to 10,000,000,000 and its Class B Common Stock from 3,000,000 to 50,000,000.

                  a)  Class A Common Stock
                      Class A Common Stock consisted of the following as of March 31, 2003: 10,000,000,000 shares of authorized common stock with a par value of $.0001, 953,539,062, shares were issued and 952,939,062 shares were outstanding.

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

                      For the three months ended March 31, 2003, the Company had the following transactions in its Class A Common Stock:

               1. The Company issued 35,000,000 shares of its Class A Common Stock for consulting services rendered valued at $35,000.

               2. The Company issued 64,541,750 shares of Class A Common Stock for the conversion of $30,500 in debenture principal on its 12% convertible debentures

               3. The Company issued 291,306,149 shares of Class A common stock for repayment of $175,357 in principal and $17,343 in discount on notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

               4. The Company issued 44,000,000 shares of Class A common stock upon conversion of 22,000 shares of Class B common stock.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

  NOTE 7 - COMMON STOCK - Continued

                  b)  Class B Common Stock
                      Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2003, there are 2,204,875 shares issued and 1,836,875 shares outstanding

                      Pursuant to the conversion terms of the Class B Common stock, on March 31, 2003, the 1,836,875 outstanding shares of Class B common stock are convertible into 13,073,843,416 shares of Class A common stock.

                      In the three months ended March 31, 2003, a total of 22,000 Class B shares were converted into 44,000,000 Class A shares.

                  c)  Preferred Stock
                      Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2003, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

March 31, 2003 compared to March 31, 2002

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2003 were $147,575, as compared to $135,663 for the three months ended March 31, 2002, an increase of $11,912 or 8.8%.

Revenues for the Company's Speech Enabled Auto Attendant and Speech Enabled Interactive Voice Response (IVR) applications remained relatively flat year over year for the quarter ending March 31 reflecting a continued sluggishness in telecom related spending. Our desired distribution channel is through Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs). iVoice is currently focused on developing its dealer and reseller channels to increase market share. Management believes it can leverage already existing equipment manufacturer's reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. In March of 2003, the Company became a member of Avaya's DeveloperConnection (DevConnect) Program. The DevConnect Program is a comprehensive set of innovative sales, support, marketing and services programs through which Avaya works with members to develop, promote and sell their products and solutions that interoperate with Avaya solutions. Management is hopeful that membership in this program will produce meaningful demand for its Speech Enabled Auto Attendant through Avaya reseller channel.

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

Gross margin for the three months ended March 31, 2003 was $86,674 or 58.7%, as compared to $97,515 or 71.9% for the three months ended March 31, 2002. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The decrease of $10,841 or 11.1% reflects cost of hardware intensive turnkey systems in the current year quarter, which result in lower profit margins.

Total operating expenses decreased $500,087 or 55.9% from $894,159 for the three months ended March 31, 2002 to $394,072 for the three months ended March 31, 2003. The decrease in operating expenses for the current quarter was principally a result of specific items recorded in the prior year not incurred in the current year. These items include the amortization of prepaid consulting fees totaling $257,917 and a charge of $299,794 for a reduction in the strike price on warrants previously issued by the Company. The reduction for these items was offset in the current year by an increase in professional fees of $64,489.

Excluding these items, operating expenses have remained relatively consistent year over year and reflect Management's efforts to reduce its operating budget and conserve the Company's cash resources.

As of March 31, 2003, the Company had 8 full-time employees, and 1 part-time employee for a total of 9 individuals.

The loss from operations for the three months ended March 31, 2003 was $307,398 compared to $796,644 for the three months ended March 31, 2002, a decrease of $489,246 or 61.4%

No other income was recorded for the three months ended March 31, 2003. Other income for the three months ended March 31, 2002, reflects income of $28,800 for the retention of 600,000 shares previously issued to an employee and charged to compensation expense in a prior period. These shares were deemed unvested with the terminated employee and were recorded as treasury stock purchase at a value of $28,800.

Interest expense of $42,840 was incurred for the three-month period ending March 31, 2003 versus $73,328 in the three months ending March 31, 2002, a decrease of $30,488 or 41.6%. The three months ending March 31, 2002 reflects an increase in financing costs of $24,023 related to the termination of a subscription and registration rights agreement with Beacon Capital, LLC, and a charge for $10,570 in penalty interest charged by the holders of our outstanding 12% convertible debentures for defaulting on the registration rights agreement with them. Interest accrued on outstanding interest bearing instruments in the three months ending March 31, 2003 was $21,903 lower than the same period of the prior year due to lower outstanding balances in the current period. This accrued interest charge was offset by $24,843 in market discounts on stock issued and drawdown fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP charged to interest expense in the current period.

Net loss for the three-month period ending March 31, 2003 was $350,238 as compared to $841,172 for the first three months of 2002. The decrease in net loss of $490,934 was a result of the factors discussed above.

Liquidity and Capital Resources

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On March 31, 2003, iVoice had total liabilities of $1,343,963, consisting of accounts payable and accrued expenses of $333,701, obligations under capital leases of $3,953, notes payable of $199,310, deferred revenue of $19,328, convertible debentures of $125,300 and amounts due to related parties of $662,371. It is anticipated that the remaining balance due on our outstanding convertible debentures and notes payable will be satisfied by the issuance of shares of Class A common stock. At March 31, 2003, the Company had cash balances on hand of $475,220. Of the current obligations, consisting primarily of trade accounts payable and accrued liabilities, Management has determined that $397,654 will require payment in cash within the next six months of 2003.

iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice management is working to further reduce its operating budget. Presently, the Company operations require at least $82,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $50,000, occupancy costs of $8,700, sales and marketing expenses of $5,200, professional fees of $6,000, insurance of $1,500, and miscellaneous administrative obligations and expenses of $10,600. We expect to fund these monthly obligations from the proceeds anticipated to be received from the Equity Line of Credit, from current operations or otherwise from the sale of equity or debt securities. In addition, the Company's need for cash includes satisfying total current liabilities of $397,654 as described in the preceding paragraph. iVoice believes that it has sufficient funds on-hand to fund its operations for at least six months. Thereafter, iVoice will need to raise additional capital from the sale of equity under the financing agreement currently in place with Cornell Capital Partners, LP.

During the three months ended March 31, 2003, iVoice had a net decrease in cash of $91,125. iVoice's principal sources and uses of funds were as follows:

         Cash used by operating activities. iVoice used $241,603 in cash for operating activities in the three months ended March 31, 2003 an increase of $77,973 compared to $163,630 in cash used for operating activities in the year ending December 31, 2002.

         Cash provided by financing activities. Financing activities in the three months ended March 31, 2003 provided a total of $157,368 in cash. This total consisted primarily of the issuance of common stock for a total of $192,700; the sale of convertible debentures of $40,000 and advances under the Equity Line of Credit with Cornell Capital of $140,000. These amounts were partially offset by the repayment of related party obligations of $30,000, repayment of notes payable of $175,357 and repayment of capital leases totaling $9,975.

ITEM 3.     CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its normal course of operations. Currently, there are no open litigation matters relating to the Company's products, product installations or technical services provided. Management does not believe that any such litigation and claims that have arisen will have a material effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

(a) On January 13, 2003, the Company amended its certificate of incorporation in the state of Delaware to:

               (i) Revise the conversion ratio and voting rights of Class B Common Stock Shares whereby upon conversion, each share of Class B Common Stock is convertible into Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued.

               (ii) Permit Class B Common Stock Shares to receive dividends upon the declaration of a dividend to Class A Common Stock shareholders.

(b) In January 2003, the Company, through its wholly owned subsidiary, iVoice Acquisition 1, Inc., entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At March 31, 2003, a total of $40,000 in debenture proceeds has been received so far and is outstanding as of that date.


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

ITEM 5.           OTHER INFORMATION

iVoice, Inc., a Delaware corporation, the present Registrant ("iVoice-Delaware"), merged with and into its wholly owned subsidiary, iVoice, Inc., a New Jersey corporation ("iVoice-New Jersey"), on May 7, 2003. iVoice-New Jersey shall continue its existence as the surviving corporation. iVoice-New Jersey shall have the same capital structure as iVoice-Delaware, except that the Class A Common Stock shall have no par value and the Class B Common Stock shall have a par value of $.01 per share. The Certificate of Incorporation of iVoice-New Jersey has been filed as an exhibit herein.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

3.1 Certificate of Incorporation of iVoice, Inc., a New Jersey corporation, filed herein.

3.2  By-laws of iVoice, Inc., a New Jersey corporation, filed herein.

10.1 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. filed herein.

10.2 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. filed herein.

10.3 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers. filed herein.

10.4 Sample 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. filed herein.

10.5 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. filed herein.

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.

     b) Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney              Date:            May 12, 2003
    ----------------------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
              PURSUANT TO REGULATION ss.240.15D-14 AS PROMULAGATED
                    BY THE SECURITIES AND EXCHANGE COMMISSION

I, Jerome R. Mahoney, President, Chief Executive Officer and Principal Financial Officer of iVoice, Inc. certify that:

1)   I have reviewed this quarterly report on Form 10-QSB of iVoice, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Date: May 9, 2003

                                   /s/ Jerome R. Mahoney
                                   ----------------------------
                                   Jerome R. Mahoney, President,
                                   Chief Executive Officer and
                                   Principal Financial Officer

                                INDEX OF EXHIBITS

3.1 Certificate of Incorporation of iVoice, Inc., a New Jersey corporation, filed herein.

3.2  By-laws of iVoice, Inc., a New Jersey corporation, filed herein.

10.1 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. filed herein.

10.2 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. filed herein.

10.3 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers. filed herein.

10.4 Sample 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. filed herein.

10.5 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. filed herein.

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
     Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.