Form 10QSB
period 2003-06-30
IVOICE COM INC /DE
filed 2003-08-13
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number     000-229341


                                  iVoice, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New Jersey                                                    51-0471976
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


750 Highway 34
Matawan, NJ                                                     07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code              (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:         None.

Securities registered under Section 12(g) of the Exchange Act: Class A common, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES __X__     NO ____

Number of shares of Class A, common stock, no par value, outstanding as of:
June 30, 2003:    2,352,625,327
                                  iVOICE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003



                                TABLE OF CONTENTS


  Page No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

             Consolidated Balance Sheet - June 30, 2003                 2

             Consolidated Statements of Operation -
              For the three months ended June 30, 2003 and 2002
               and six months ended June 30, 2003 and 2002              3

             Consolidated Statements of Cash Flows -
              For the six months ended June 30, 2003 and 2002         4 - 5

          Notes to the consolidated financial statements              6 - 14

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      15 - 18

          Item 3. Controls and Procedures                              18


PART II. OTHER INFORMATION

          Item 2. Changes in Securities                                19

          Item 3. Defaults upon Senior Securities                      19

          Item 6.   Exhibits and Reports on Form 8-K                   19
                                  iVOICE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                June 30,
                                                                                                  2003
                                                                                           ---------------
                                                                                               (Unaudited)
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                  $    603,151
   Accounts receivable, net of allowance for doubtful accounts of $2,700                            10,051
   Inventory                                                                                        18,641
   Costs in excess of billings                                                                       5,468
   Net current assets of discontinued operations                                                    32,464
   Prepaid expenses and other current assets                                                         1,250
                                                                                           ---------------
    Total current assets                                                                           671,025
                                                                                           ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $146,045                                54,746
                                                                                           ---------------

OTHER ASSETS
   Software license costs, net of accumulated amortization of $363,200                              90,800
   Intangible assets                                                                               102,306
   Net long-term assets of discontinued operations                                                  18,000
   Deposits and other assets                                                                         7,000
                                                                                           ---------------
      Total other assets                                                                           218,106
                                                                                           ---------------

      TOTAL ASSETS                                                                             $   943,877
                                                                                           ===============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                        $ 235,903
    Notes Payable                                                                                  343,347
    Due to related parties                                                                         385,164
    Convertible debentures                                                                          91,050
    Net current liabilities of discontinued operations                                             399,000
    Deferred revenues                                                                               34,872
                                                                                           ---------------
       Total current liabilities                                                                 1,489,336
                                                                                           ---------------

       Total liabilities                                                                         1,489,336
                                                                                           ---------------

COMMITMENTS AND CONTINGENCIES                                                                            -

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                                    -
    Common stock, Class A -  no par value; authorized
     10,000,000,000 shares, 2,353,225,327 issued; 2,352,625,327 outstanding                        751,494
    Common stock, Class B - $.01 par value; authorized 50,000,000
     shares;  2,204,875 shares issued; 1,817,875 shares outstanding                                    145
    Treasury stock, 600,000 Class A shares, at cost                                                (28,800)
    Additional paid in capital                                                                  13,891,026
    Accumulated deficit                                                                        (15,159,324)
       Total stockholders' deficiency                                                             (545,459)
                                                                                           ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $     943,877
                                                                                           ===============

    The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          For the Three Months Ended          For the Six Months Ended
                                                                   June 30,                             June 30,
                                                         ------------------------------    --------------------------------
                                                              2003              2002               2003             2002
                                                         -------------  ---------------    ---------------  ---------------

SALES, net                                                $     74,645    $     181,526     $      222,720     $    316,689

COST OF SALES                                                   21,771           63,289             82,672          101,437
                                                         -------------  ---------------    ---------------    -------------

GROSS PROFIT                                                    52,874          118,237            140,048          215,252
                                                         -------------  ---------------    ---------------    -------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                            22,314           33,268             53,579           57,738
    General and administrative expenses                        117,086          248,628            408,427        1,014,853
    Research and development                                    63,974           56,045            125,671          112,763
    Bad debt expense                                                -                 -                  -            3,000
    Depreciation and amortization                               31,604           35,951             72,898           71,901
                                                         -------------  ---------------    ---------------    -------------
Total selling, general and administrative expenses             234,979          373,892            660,575        1,260,255
                                                         -------------  ---------------    ---------------    -------------

LOSS FROM CONTINUING OPERATIONS                               (182,105)        (255,655)          (520,527)      (1,045,003)

COSTS IN CONNECTION WITH SPIN-OFF                               18,816                 -            44,505                 -
                                                         -------------  ---------------    ---------------    -------------

LOSS FROM DISCONTINUED OPERATIONS                                7,185            5,511             16,665           12,971
                                                         -------------   --------------       ------------     ------------

OTHER INCOME\(EXPENSE)
    Non-recurring expense                                            -                -                  -                -
    Other income                                                     -                -                  -           28,800
    Interest expense                                           (47,775)        (255,760)           (86,470)        (328,924)
                                                        ---------------  ---------------    ---------------  ---------------
Total other expenses                                           (47,775)        (255,760)           (86,470)        (300,124)
                                                        ---------------   --------------    ---------------  ---------------

LOSS BEFORE INCOME TAXES                                      (255,881)        (516,926)          (668,167)      (1,358,098)

PROVISION FOR INCOME TAXES                                           -                -                  -                -
                                                        ---------------   --------------    ---------------  ---------------

NET LOSS                                                    $ (255,851)      $ (516,926)       $  (668,167)     $(1,358,098)
                                                            ==========       ==========        ===========      ===========

NET LOSS PER COMMON SHARE basic and diluted
    Continuing operations                                   $ (  0.00)      $(    0.00)       $ (   0.01)      $  (  0.01)
                                                            ==========       ==========        ===========      ===========
    Discontinued operations                                 $ (  0.00)      $(    0.00)       $ (   0.00)      $  (  0.00)
                                                            ==========       ==========        ===========      ===========




     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                For the Six Months Ended
                                                                                                         June 30,
                                                                                                         --------
                                                                                                   2003             2002
                                                                                              ------------     ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                                                     $ (668,167)    $ (1,358,098)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                                                     18,940           20,238
   Amortization of prepaid expenses                                                                 35,000          299,167
   Amortization of intangibles                                                                           -            6,562
   Amortization of software license                                                                 54,400           54,400
   Bad debt expense                                                                                      -            3,000
   Forfeited employee stock compensation                                                                 -          (28,800)
   Option discounts                                                                                      -          316,750
   Debt issue costs                                                                                      -          211,977
   Common stock issued for consulting services                                                           -           45,000
   Common stock issued for interest                                                                      -           10,735
      Changes in certain assets and liabilities:
           Accounts receivable                                                                       5,136          (27,985)
           Inventory                                                                                13,237            6,373
           Accounts payable and accrued liabilities                                                104,702          126,780
           Deferred revenue                                                                         29,026            1,990
           Other assets                                                                              5,480            3,182
                                                                                              ------------     ------------
Total cash used in operating activities                                                           (402,246)        (308,729)
                                                                                              ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (3,500)          (2,641)
   Purchase of goodwill and other intangibles                                                       (4,820)          (1,560)
                                                                                              ------------     ------------
Total cash used in investing activities                                                             (8,320)          (4,201)
                                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                        375,084                -
   Collection on stock subscriptions                                                                     -          317,000
   Proceeds from related party loans                                                                     -            3,000
   Repayment of related party loans                                                                (60,000)         (60,000)
   Proceeds of notes payable                                                                       450,000                -
   Repayment of notes payable                                                                     (341,320)               -
   Repayment of capital leases payable                                                             (13,928)         (16,584)
   Sale of convertible debentures                                                                   40,000          235,000
                                                                                              ------------     ------------
Total cash provided by financing activities                                                        449,836          478,416
                                                                                              ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           39,270          165,486

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    566,345           85,543
                                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                     $    605,615   $      251,029
                                                                                              ============   ==============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                           $        700   $        4,522
                                                                                              ============   ==============
   Income taxes                                                                               $          -   $            -
                                                                                              ============   ==============

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

June 30, 2003:
--------------
a) During the six months ended June 30, 2003, the Company issued 85,000,000 shares of Class A common stock for consulting services valued at $55,000

b) During the six months ended June 30, 2003, the Company issued 259,769,483 shares of its Class A common stock for the repayment of $64,750 in principal on its 12% Convertible Debentures.

c) During the six months ended June 30, 2003, the Company issued 1,174,527,722 shares of Class A common stock with a total value of $375,084. Of this amount, $341,320 was for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $33,764 was market discount charged to expense.

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

                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying Unaudited consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware. On April 25, 2003, iVoice formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, iVoice changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The result of operations for the three and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2002

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Trey Industries, Inc. and iVoice Acquisition 2, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The balance sheet, statements of operations and the cash flows of the Company's wholly owned subsidiary, Trey Industries Inc. are presented as discontinued operations due to the planned Distribution discussed under Trey Industries Distribution. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation
                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

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

     The shares used in the computations are as follows:

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                     ----------------------------    -------------------------
                                                         2003             2002          2003           2002
                                                     -------------    -----------    ------------   ----------

                  Basic and Diluted                  1,808,287,092     164,406,911  1,291,351,758  160,665,833


     Company Background
     ------------------

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

     On April 25, 2003, iVoice formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, iVoice changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

     At June 30, 2003 the Company held a 100% investment in Trey Industries, Inc. and in June 2003 filed a registration statement with the SEC to spin off Trey as a separate public company in a pro rata dividend distribution of the common stock of Trey Industries to iVoice shareholders. (See the Trey Industries Distribution below.) Upon determination of effectiveness of the registration statement, the distribution of shares in Trey Industries will occur. While Trey has not operated its Automatic Reminder software business as a stand-alone company, the assets, liabilities, revenue and expense, previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

NOTE 2 - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of June 30, 2003, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to continue to raise capital and/or generate positive cash flows from operations.

     To date, the Company has funded its operations through the issuance of convertible debt, sales of its Class A Common Stock and loans from its principal stockholder, the proceeds of which are derived from sales of this principal stockholder's personal holdings of the Company's Class A Common Stock. Through June 30, 2003, the Company has incurred accumulated net losses totaling $15,159,324 and had a cash balance of $603,151 as of that date. Considering expected cash requirements for the up coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 2 - GOING CONCERN - Continued

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

NOTE 3  - DISCONTINUED OPERATIONS

     In June 2003, the Company announced its intention to spin-off its Automatic Reminder software business in the form of a pro-rata distribution to iVoice stockholders of approximately 65% of the outstanding shares of Class A Common Stock of Trey Industries, Inc., which is currently a wholly owned subsidiary of iVoice. Trey will own and operate the Automatic Reminder software business of iVoice as an independent publicly traded entity following the distribution. The Company has filed Form 10 with the Securities and Exchange Commission to register the common stock of Trey Industries, Inc. Management anticipates that the distribution will take place on or about the effective date of the spin-off. Each iVoice stockholder as of June 2, 2003, the record date for the distribution, will receive one (1) Trey share for every six hundred (600) iVoice shares held on that date.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 3  - DISCONTINUED OPERATIONS - Continued

     In June 2003, iVoice filed a registration statement with the SEC related to the pro rata dividend distribution of the shares of Trey Industries, Inc. held by the Company to the shareholders of iVoice. The summarized unaudited results of operations for the six months ended June 30, 2003 and 2002 are as follows:

                                                                                                2003             2002
                                                                                             -------          -------
                  Revenues                                                               $     1,350         $  1,050
                  Cost of Revenues                                                               435                -
                                                                                             -------          -------
                  Gross profit                                                                   915            1,050
                  Operating Expenses                                                          13,057           12,930
                                                                                             -------          -------
                  Operating Loss                                                              12,142           11,880
                  Interest expense                                                             4,523            1,091
                  Provision for income taxes                                                       -                -
                                                                                             -------          -------
                  Net Loss                                                                $   16,665         $ 12,971
                                                                                          ==========         ========

                  At June 30, 2003 and December 31, 2002 the net current liabilities and the net long-term assets of
                  Trey Industries were as follows:
                                                                                            June 30,         December
                                                                                              2003              31,
                                                                                          (Unaudited)          2002
                                                                                             -------          -------
                  Current assets:
                     Cash                                                                $     2,464          $     -
                     Prepaid expenses                                                         30,000                -
                                                                                             -------          -------
                       Total current assets                                                   32,464                -

                  Current liabilities:
                      Accounts payable and accrued expenses                                 $149,000         $142,333
                      Due to related party                                                   250,000          250,000
                                                                                             -------          -------
                        Total current liabilities                                            399,000          342,333
                                                                                             -------          -------

                  Net current liabilities of discontinued operations                        $366,536         $342,333
                                                                                            =========        ========

                  Capitalized software license costs                                       $  18,000         $ 27,000
                                                                                             -------          -------
                  Net long-term assets of discontinued operations                          $  18,000         $ 27,000
                                                                                            =========        ========

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 4  - CONVERTIBLE DEBENTURES

     In January 2003, the Company, through its Trey Industries, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four
     (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At June 30, 2003, a total of $40,000 in debenture proceeds has been received so far and is outstanding as of that date.

     In October 1999, the Company issued a series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of June 30, 2003, $448,950 in principal of the 12% debentures and $99,644 in accrued interest had been converted into 267,045,971 shares of the Company's Class A Common Stock. Total outstanding principal balance of the 12% convertible debentures at June 30, 2003 was $51,050 plus accrued interest of $29,916.


NOTE 5 - DUE TO RELATED PARTIES

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

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 5 - DUE TO RELATED PARTIES - Continued


     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of June 30, 2003, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $635,164.

     In connection with the assignment of assets and liabilities from iVoice to Trey pursuant to the anticipated spin-off transaction, iVoice will be assigning to $250,000 of outstanding indebtedness from iVoice to Jerry Mahoney to Trey Industries. As such, this amount is reflected in the net current liabilities of discontinued operations.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

b) In May 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

c) In February 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $5.0 million to raise capital to fund our working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Pursuant to the agreement with Cornell Capital Partners, LP, we registered for resale on Form SB-2, 5,000,000,000 shares of Class A common stock with the Securities and Exchange Commission. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

d) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 5.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 7 - COMMON STOCK

     In January 2003, the Company amended its Certificate of Incorporation to change the par value of its Class A Common Stock from $.001 to $.0001 and to increase the number of shares the Company is authorized to issue of its Class A Common Stock from 600,000,000 to 10,000,000,000 and its Class B Common Stock from 3,000,000 to 50,000,000.

     On April 25, 2003, iVoice formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, iVoice changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary. In doing so, the par value of its Class A common stock has changed from $.0001 to no par value and the par value of the Class B common stock has changed from no par value to $.01 per share.

a)   Class A Common Stock
     --------------------

     Class A Common  Stock  consisted  of the  following  as of June  30,  2003:
     10,000,000,000 shares of authorized common stock with no par value, 2,353,225,327, shares were issued and 2,352,625,327 shares were outstanding.

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

     For the three months ended June 30, 2003, the Company had the following transactions in its Class A Common Stock:

          1. The Company issued 85,000,000 shares of its Class A Common Stock for consulting services rendered valued at $55,000.

          2. The Company issued 259,769,483 shares of Class A Common Stock for the conversion of $64,750 in debenture principal on its 12% convertible debentures

          3. The Company issued 1,174,527,722 shares of Class A common stock for repayment of $341,320 in principal and $33,764 in discount on notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

          4. The Company issued 315,236,959 shares of Class A common stock upon conversion of 41,000 shares of Class B common stock.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

  NOTE 7 - COMMON STOCK - Continued

b)   Class B Common Stock
     --------------------

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with par value $.01 per share. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2003, there are 2,204,875 shares issued and 1,817,875 shares outstanding

     Pursuant to the conversion terms of the Class B Common stock, on June 30, 2003, the 1,817,875 outstanding shares of Class B common stock are convertible into 19,135,526,316 shares of Class A common stock.

     In the six months ended June 30, 2003, a total of 41,000 Class B shares were converted into 315,236,959 Class A shares.

c)   Preferred Stock
     ---------------

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2003, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments
-------------------

In June 2003, the Company announced that its intention to spin-off its Automatic Reminder software business in the form of a pro-rata distribution to iVoice stockholders of approximately 65% of the outstanding shares of Class A Common Stock of Trey Industries, Inc., which is currently a wholly owned subsidiary of iVoice. Trey will own and operate the Automatic Reminder software business of iVoice as an independent publicly traded entity following the distribution. The Company has filed Form 10 with the Securities and Exchange Commission to register the common stock of Trey Industries, Inc. Management anticipates that the distribution will take place on or about the effective date of the spin-off. Each iVoice stockholder as of June 2, 2003, the record date for the distribution, will receive one (1) Trey share for every six hundred (600) iVoice shares held on that date.

After the Distribution, Trey Industries will be an independent company, with iVoice having no continuing ownership interest in Trey. Under an administrative services agreement between the two companies, iVoice will provide administrative, information management, office space and other services, to Trey in return for a payment of an annual administrative fee of $98,000 per year. The fee may be adjusted quarterly subject to a reallocation of the estimated time devoted to each company.

As a result of the Distribution, the financial statements and the results of operations of Trey are presented as discontinued operations in iVoice financial statements.

In July 2003, the Company received notification from the U.S. Patent and Trademark Office that it has been awarded a notice of allowance for a second patent application on the Company's Speech-Enabled Automatic Telephone Dialer using a seamless interface with computer based address book programs such as Microsoft(R) Outlook(R). This particular patent addresses the use of the Speech-Enabled Automatic Telephone Dialer in telephones without private branch exchanges.

June 30, 2003 compared to June 30, 2002
---------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and six months ended June 30, 2003 were $74,645 and $222,720 repectively, as compared to $181,526 and $316,689 for the three and six months ended June 30, 2002 The three month period ending June 30 2003 as compared to June 30, 2002 reflected an decrease of $106,881 or 58.9%. For the six month period ended June 30, 2003 as compared to June 30, 2002, sales decreased $93,969 or 29.7%. The reduction in reported revenues for the three and six months ended June 30, 2003 reflect weak demand for the Company's speech recognition products as well as a reduction in the amount of deferred revenues recognized in the current periods due to the completion of jobs in process in prior periods.

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

Gross margin for the three and six months ended June 30, 2003 was $52,874 or 70.8%, and $140,048 or 62.9% respectively as compared to $118,237 or 65.1%, and $215,252 or 68.0% for the three and six months ended June 30, 2002. The decreases of $65,363 or 55.3% for the three month period and $75,204 or 34.9% for the six month periods ending June 30, 2003 were generally a result of an overall decrease in total sales volume. While gross margin percentages have remained relatively steady, the three and six month dollar value reductions in gross profit were a result of reduced sales levels.

Total operating expenses decreased $138,913 or 37.2% from $373,892 to $234,919 for the three months ending June 30, 2003 and $599,680 or 47.6% from $1,260,255 to $660,575 for the six months ending June 30, 2003. The decrease in operating expenses for the current six-month period was principally a result of specific items recorded in the prior year not incurred in the current year. These items include the amortization of prepaid consulting fees totaling $264,166 and a charge of $315,750 for a reduction in the strike price on warrants previously issued by the Company. The reduction for these items was partially offset in the current six-month period by an increase in professional fees of $42,332. Lower operating expenses reflect Management's efforts to reduce its operating budget and conserve the Company's cash resources.

In conjunction with the proposed spin-off of Trey Industries, the Company has incurred administrative costs that have been removed from operating expenses and stated separately in the consolidated statement of operations. These costs primarily include legal and accounting fees incurred with the preparation and filing of the registration statement with the SEC for Trey Industries. These costs were not incurred in the prior period.

As of June 30, 2003, the Company had 8 full-time employees, and 1 part-time employee for a total of 9 individuals.

No other income was recorded for the three months ended June 30, 2003. Other income for the six months ended June 30, 2002, reflects income of $28,800 for the retention of 600,000 shares previously issued to an employee and charged to compensation expense in a prior period. These shares were deemed unvested with the terminated employee and were recorded as treasury stock purchase at a value of $28,800.

The Company incurred interest expense of $47,775 for the three-month period ending June 30, 2003 versus $255,760 in the three months ending June 30, 2002, a decrease of $207,985 or 81.3%. During the prior year quarter ending June 30, 2002 the Company incurred $171,300 in financing costs comprised of commissions and legal fees and $58,750 in debt issue costs related to the financing agreement with Cornell Capital, LP. Debt issue costs represent the estimated cost of the beneficial conversion discount feature applicable to $235,000 in 5% convertible debentures issued during the quarter and were charged to expense in accordance with Emerging Issues Task Force (EITF) Issue 98-5. These amounts were partially offset by market discounts on stock issued and drawdown fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP charged to interest expense in the current period.

Liquidity and Capital Resources
-------------------------------

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. The primary source of working capital for the last 12 months has been provided by an Equity Line of Credit Agreement entered into with Cornell Capital Partners, LP.

In connection with the Equity line of Credit Agreement with Cornell Capital Partners entered into in June 2002 and revised in February 2003, the Company has received $828,100 in cash net of all fees and discounts. Under this Equity line of Credit Agreement, the Company, at its discretion, may issue and sell to Cornell Capital Partners for a period of two years, common stock for a total purchase price of up to $5.0 million. In February 2003, the company registered with the Securities and Exchange Commission, 5,000,000,000 Class A common shares in accordance with the terms of the agreement with Cornell. The purchase price for the shares is equal to 91% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the date the Company gives notice to Cornell of its intention to draw down on the equity line.

In January 2003, the Company, through its Trey Industries, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either
(a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At June 30, 2003, a total of $40,000 in debenture proceeds has been received so far and is outstanding as of that date.

On June 30, 2003, iVoice had total liabilities of $1,489,336, consisting of accounts payable and accrued expenses of $235,903, notes payable of $343,347, deferred revenue of $34,872, convertible debentures of $91,050 and amounts due to related parties of $385,164. It is anticipated that the remaining balances due on our outstanding convertible debentures and notes payable will be satisfied by the issuance of shares of Class A common stock. Under the planned spin-off distribution of its Trey Industries subsidiary announced in June 2003, iVoice intends to allocate $399,000 in liabilities to the subsidiary.

iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. Presently, the Company has ongoing monthly cash requirements of least $57,000 per month. These monthly obligations consist of the following: payroll and benefits of $25,000, repayment of shareholder loan principal $10,000, occupancy costs of $8,800, sales and marketing expenses of $5,700, professional fees of $5,300, and miscellaneous administrative obligations and expenses of $2,200. We expect to fund these monthly obligations from cash on hand, the proceeds anticipated to be received from the Equity Line of Credit and from current operations. Management believes that it has sufficient funds on-hand to fund its operations for at least ten months. Thereafter, iVoice will need to raise additional capital from the sale of equity under the financing agreement currently in place with Cornell Capital Partners, LP.

During the six months ended June 30, 2003, iVoice had a net increase in cash of $39,270. iVoice's principal sources and uses of funds were as follows:

         Cash used by operating activities. iVoice used $402,246 in cash for operating activities in the six months ended June 30, 2003 an increase of $93,517 compared to $308,729 in cash used for operating activities in the six months ended June 30, 2002.

         Cash provided by financing activities. Financing activities in the three months ended June 30, 2003 provided a total of $449,836 in cash. This total consisted primarily of the issuance of common stock for a total of $375,084; the sale of convertible debentures of $40,000 and advances under the Equity Line of Credit with Cornell Capital of $450,000. These amounts were offset by the repayment of related party obligations of $60,000; repayment of notes payable of $341,320; and repayment of capital leases totaling $13,928.


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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On April 25, 2003, iVoice formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, iVoice changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary. The iVoice incorporated in New Jersey has ten billion (10,000,000,000) Class A common stock no par value shares authorized, fifty million (50,000,000) Class B common stock $.01 par values shares authorized and one million (1,000,000) Preferred Stock $1.00 par value shares authorized. All of the outstanding Class A and Class B common stock shares in the iVoice previously incorporated in Delaware were exchanged for an equal number of Class A or Class B common stock shares, as the case may be, of the iVoice incorporated in New Jersey.


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

a) Exhibits:

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


iVoice, Inc.

By: /s/ Jerome R. Mahoney                     Date:    August 12, 2003
    ----------------------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

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

                                               Date: August 12, 2003

                                               /s/ Jerome R. Mahoney
                                               ---------------------
                                               Jerome R. Mahoney, President,
                                               Chief Executive Officer and
                                               Principal Financial Officer