Form 10QSB
period 2003-09-30
IVOICE COM INC /DE
filed 2003-11-14
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

YES   X                    NO
     ----                     ----

Number of shares of Class A, common stock, no par value,
outstanding as of: November 10, 2003                            4,647,541,429
                                  iVoice, Inc.
                              FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements

            Balance Sheet - September 30, 2003 (Unaudited)                   2

            Statements of Operation -
            For the three and nine months ended September 30, 2003 and 2002  3

            Statements of Cash Flows -
            For the nine months ended September 30, 2003 and 2002         4 - 6

            Notes to the financial statements                             7 - 14

    Item 2. Management's Discussion and Analysis of Financial Condition
                                and Results of Operations                15 - 17

    Item 3. Controls and Procedures                                      17 - 18

PART II. OTHER INFORMATION

    Item 3. Defaults upon Senior Securities                                 18

    Item 6. Exhibits and reports on Form 8-K                                18


                                  iVoice, Inc.
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003
                                   (Unaudited)
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                           $   1,469,229
   Accounts receivable, net of allowance for doubtful accounts of $2,700                                       8,793
   Inventory                                                                                                  23,096
   Securities available for sale                                                                             117,360
   Costs in excess of billings                                                                                11,832
   Net current assets of discontinued operations                                                              71,397
   Prepaid expenses and other current assets                                                                 216,667
                                                                                                       -------------
    Total current assets                                                                                   1,918,374

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $155,559                                           48,736

OTHER ASSETS
   Software license costs, net of accumulated amortization of $385,900                                        68,100
   Intangible assets                                                                                         105,106
   Net long-term assets of discontinued operations                                                            13,500
   Deposits and other assets                                                                                   7,000
                                                                                                       -------------
      Total other assets                                                                                     193,706
                                                                                                       -------------

      TOTAL ASSETS                                                                                     $   2,160,816
                                                                                                       =============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                              $     205,284
    5% Convertible debentures - Note 3                                                                       140,000
    Due to related parties - Note 4                                                                          430,554
    Net current liabilities of discontinued operations                                                       517,636
    Deferred maintenance contracts                                                                            29,155
                                                                                                       -------------
       Total current liabilities                                                                           1,322,629
                                                                                                       -------------

LONG-TERM DEBT                                                                                                     -
                                                                                                       -------------
Total liabilities                                                                                          1,322,629
                                                                                                       -------------
COMMITMENTS AND CONTINGENCIES - Note 5                                                                             -

STOCKHOLDERS' EQUITY
    Preferred stock, par value $1.00; authorized 1,000,000
      shares, no shares issued or outstanding                                                                      -
     Common stock, Class A -  no par value; authorized 10,00,000,000
    shares, 3,983,175,753 issued and 3,982,575,753 shares outstanding                                        914,491
    Common stock, Class B - par value $.01; authorized 50,000,000
     shares;  2,204,875 shares issued; 1,799,875 shares outstanding                                              127
    Treasury stock, 600,000 Class A shares, at cost                                                          (28,800)
    Additional paid in capital                                                                            15,591,520
Accumulated deficit                                                                                      (15,707,117)
    Accumulated other comprehensive income                                                                    67,966
                                                                                                       -------------
       Total stockholders' equity                                                                            838,187
                                                                                                       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $   2,160,816
    The accompanying notes are an integral part of the financial statement.                            =============



                                  iVoice, Inc.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            For the Three Months Ended          For the Nine Months Ended
                                                                   September 30,                       September 30,
                                                        ----------------------------------     ----------------------------
                                                              2003              2002               2003             2002
                                                        --------------       -------------     ------------     -----------

SALES, net                                              $      126,683       $     140,614     $    349,403     $   457,303

COST OF SALES                                                   49,921              38,337          132,593         139,774
                                                        --------------       -------------     ------------     -----------

GROSS PROFIT                                                    76,762             102,277          216,810         317,529
                                                        --------------       -------------     ------------     -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                            23,484              35,319           77,063          93,056
    General and administrative expenses                        199,148             214,432          607,574       1,229,285
    Research and development                                    30,700              57,665          156,371         170,428
    Bad debt expense -                                               -                   -            3,000
    Depreciation and amortization                               36,732              36,700          109,630         108,601
                                                        --------------       -------------     ------------     -----------
Total selling, general and administrative expenses             290,064             344,116          950,638       1,604,370
                                                        --------------       -------------     ------------     -----------

LOSS FROM OPERATIONS                                          (213,302)           (241,839)        (733,828)     (1,286,841)

COSTS IN CONNECTION WITH SPIN-OFF                                  116                   -           44,621               -
                                                        ----------------------------------     ----------------------------

LOSS FROM DISCONTINUED OPERATIONS                              124,012               4,244          140,678          16,764
                                                        --------------       -------------     ------------     -----------
OTHER INCOME\ (EXPENSE)
    Non-recurring expense                                            -              (9,222)               -          (9,222)
    Other Income                                                 1,079                   -            1,079          28,800
    Interest expense                                          (211,442)            (47,235)        (297,912)       (376,611)
                                                        --------------       -------------     ------------     -----------
Total other income (expense)                                  (210,363)            (56,457)        (296,833)       (357,033)
                                                        --------------       -------------     ------------     -----------

LOSS BEFORE INCOME TAXES                                      (547,793)           (302,540)      (1,215,960)     (1,660,638)

PROVISION FOR INCOME TAXES                                           -                   -                -               -
                                                        --------------       -------------     ------------     -----------

NET LOSS                                                $     (547,793)      $    (302,540)    $ (1,215,960)    $(1,660,638)
                                                        ==============       =============     ============     ===========
NET LOSS PER COMMON SHARE
    Basic                                               $ (       0.00)      $(       0.00)    $(      0.00)    $(     0.01)
                                                        ==============       =============     ============     ===========
    Diluted                                             $ (       0.00)      $(       0.00)    $(      0.00)    $(     0.01)
                                                        ==============       =============     ============     ===========


    The accompanying notes are an integral part of the financial statement.


                                  iVoice, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               For the Nine Months Ended
                                                                                                     September  30,
                                                                                              -----------------------------
                                                                                                   2003             2002
                                                                                              -------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                                   $  (1,215,960)   $ (1,660,638)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                                                      28,454          30,357
   Amortization of prepaid expense                                                                   78,833         326,667
   Amortization of intangibles                                                                            -           9,843
   Amortization of software license                                                                  81,600          81,600
   Bad debt expense                                                                                       -           3,000
   Forfeited employee stock compensation                                                                  -         (28,800)
   Discounts on stock options                                                                             -         316,750
   Debt issue costs                                                                                       -         216,977
   Gain on sale of investments                                                                       (1,079)              -
   Common stock issued for consulting services                                                            -          45,000
   Common stock issued for interest                                                                  28,584          10,735
   Changes in certain assets and liabilities:
      Accounts receivable                                                                             6,394         (20,803)
      Inventory                                                                                       8,782           8,123
Accounts payable and accrued liabilities                                                            268,109         196,760
Deferred revenue                                                                                     16,945         (19,304)
      Other assets                                                                                    6,230             686
                                                                                              -------------    ------------
Total cash used in operating activities                                                           (693,108)        (483,047)
                                                                                              -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                                (7,004)         (2,641)
   Investment in securities available for sale                                                      (50,000)              -
   Proceeds from investment dispositions                                                              1,685               -
   Purchase of goodwill and other intangibles                                                        (7,620)         (1,560)
                                                                                              -------------    ------------
Total cash used in investing activities                                                             (62,939)         (4,201)
                                                                                              -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                       1,873,923         102,696
   Collections on stock subscriptions                                                                     -         317,000
   Proceeds from related party loans                                                                      -           3,000
   Repayment of related party loans                                                                 (90,000)        (90,000)
   Proceeds from notes payable                                                                    1,700,000         250,000
   Repayment of notes payable                                                                    (1,934,667)        (93,453)
   Repayment of capital lease obligations                                                           (13,928)        (25,556)
   Sale of convertible debentures                                                                   140,000         255,000
                                                                                              -------------    ------------
Total cash provided by financing activities                                                       1,675,328         718,687
                                                                                              -------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           919,281         231,439


    The accompanying notes are an integral part of the financial statement.



                                  iVoice, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                             For the Nine Months Ended
                                                                                   September  30,
                                                                           -----------------------------
                                                                                2003            2002
                                                                           -------------    ------------

CASH AND EQUIVALENTS - BEGINNING OF PERIOD - Continuing Operations               566,345          85,543
CASH AND EQUIVALENTS - BEGINNING OF PERIOD - Discontinued Operations                   -               -
                                                                           -------------    ------------

CASH AND EQUIVALENTS - END OF PERIOD - Continuing Operations               $   1,469,229    $    316,982
                                                                           =============    ============
CASH AND EQUIVALENTS - END OF PERIOD - Discontinued Operations             $      16,397    $          -
                                                                           =============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                        $         700    $      6,104
                                                                           =============    ============
   Income taxes                                                            $           -    $          -
                                                                           =============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2003
------------------

During the nine months ended September 30, 2003, the Company:

a) issued 235,000,000 shares of Class A common stock for consulting services valued at $315,000.

b) issued 466,859,715 shares of its Class A common stock for the repayment of $115,800 in principal on its 12% Convertible Debentures.

c) issued 58,405,204 shares of its Class A common stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

d) issued 2,093,900,745 shares of Class A common stock with a total value of $1,938,754. Of this amount, $1,849,418 was for repayment of principal and $4,087 was for the repayment of interest on notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $85,249 was market discount charged to expense.








    The accompanying notes are an integral part of the financial statement.

                                  iVoice, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES - Continued

SEPTEMBER 30, 2002
------------------

During the nine months ended September 30, 2002, the Company:

a) issued 10,000 shares as partial payment for leasehold improvements valued at $540.

b) issued 2,250,000 shares of Class A common stock for legal services valued at $45,000.

c) issued 6,200,000 shares of its Class A common stock for fees and services associated with the financing agreement with Cornell Capital, LP, valued at $117,800.

d) retained 600,000 shares previously issued to an employee as compensation. These shares were deemed as not having been vested with the terminated employee and were recorded as treasury stock at a value of $28,800.

e) issued 4,364,516 shares of its Class A common stock for interest on its outstanding Convertible Debentures valued at $95,679. Of this amount $10,735 reflects interest incurred in the current period and $84,944 represents amounts accrued in prior periods.

f) issued 505,921 shares of its Class A common stock for the repayment of $15,000 in principal on its 8% Convertible Debentures.

g) issued 7,229,230 shares of its Class A common stock for the repayment of $64,000 in principal on its 12% Convertible Debentures.

h) issued 19,464,744 shares of its Class A common stock for the repayment of $71,483 in principal on its 5% Convertible Debentures.











    The accompanying notes are an integral part of the financial statement.

                                  iVoice, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

          The result of operations for the three and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2002

          Principles of Consolidation
          ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Trey Resources, Inc. and iVoice Acquisition 2, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The balance sheet, statements of operations and the cash flows of the Company's wholly owned subsidiary, Trey Resources Inc. are presented as discontinued operations due to the planned Distribution discussed under Trey Resources Distribution. Where appropriate, prior year amounts have been reclassified to conform to the current period presentation
                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

          The shares used in the computations of earnings per share for basic and diluted purposes are as follows:

                       Three Months Ended                Nine Months Ended
                         September 30,                     September 30,
                  -----------------------------      --------------------------
                      2003              2002             2003          2002
                  -------------     -----------      -------------  -----------
                  3,291,495,029     196,507,632      1,958,056,182  172,613,099


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



                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

          At September 30, 2003 the Company held a 100% investment in Trey Resources, Inc. In June 2003, the Company filed a registration statement with the SEC to spin off Trey as a separate public company in a pro rata dividend distribution of the common stock of Trey Resources to iVoice shareholders. (See the Trey Resources Distribution below.) Upon determination of effectiveness of the registration statement, the distribution of shares in Trey Resources will occur. While Trey has not operated its Automatic Reminder software business as a stand-alone company, the assets, liabilities, revenue and expense, previously consolidated with the financial statements of the Company are presented in these financial statements as discontinued operations at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002.

          The Company is publicly traded and is currently traded on the NASD Over the Counter Bulletin Board ("OTCBB") under the symbol "IVOC".


NOTE 2  - DISCONTINUED OPERATIONS

          In June 2003, the Company announced its intention to spin-off its Automatic Reminder software business in the form of a pro-rata distribution to iVoice stockholders of approximately 65% of the outstanding shares of Class A Common Stock of Trey Resources, Inc., which is currently a wholly owned subsidiary of iVoice. Trey will own and operate the Automatic Reminder software business of iVoice as an independent publicly traded entity following the distribution. In June 2003 and subsequently amended in October 2003, iVoice filed a registration statement with the SEC related to the pro rata dividend distribution of the shares of Trey Resources, Inc. held by the Company to the shareholders of iVoice. Management anticipates that the distribution will take place on or about the effective date of the registration statement. Each iVoice stockholder as of October 13, 2003, the record date for the distribution, will receive one (1) Trey share for every twelve hundred (1,200) iVoice shares held on that date.

          The summarized unaudited results of operations for the nine months ended September 30, 2003 and 2002 are as follows:

                                                        2003          2002
                                                    -----------    ---------
          Revenues                                  $     1,350    $   1,050
          Cost of Revenues                                    -            -
                                                    -----------    ---------

          Gross profit                                    1,350        1,050
          Operating Expenses                            125,875       16,928
                                                    -----------    ---------
          Operating Loss                               (124,525)     (15,878)
          Interest expense                               16,153          886
          Provision for income taxes                          -            -
                                                    -----------    ---------
          Net Loss                                  $(140,678)     $ (16,764)
                                                    ===========    =========




                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 2  - DISCONTINUED OPERATIONS - Continued

          At  September   30,  2003  and  December  31,  2002  the  net  current
          liabilities and the net long-term assets of Trey Resources were as follows:

                                                                  September 30,
                                                                       2003          December 31,
                                                                   (Unaudited)           2002
          Current assets:                                         -------------      ------------
           Cash                                                   $      16,397      $          -
           Prepaid expenses                                              55,000                 -
                                                                  -------------      ------------
             Total current assets                                        71,397                 -

          Current liabilities:
            Accounts payable and accrued expenses                 $     267,636      $    142,333
            Convertible debentures                                      140,000                 -
            Due to related party                                        250,000           250,000
                                                                  -------------      ------------
              Total current liabilities                                 657,636           342,333
                                                                  -------------      ------------

          Net current liabilities of discontinued operations      $     586,239      $    342,333
                                                                  =============      ============

          Capitalized software license costs                      $      13,500      $     27,000
                                                                  -------------      ------------
          Net long-term assets of discontinued operations         $      13,500      $     27,000
                                                                  =============      ============

NOTE 3  - CONVERTIBLE DEBENTURES

          In January 2003, the Company, through its Trey Resources, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At September 30, 2003, a total of $140,000 in debenture proceeds has been received so far and is outstanding as of that date.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 3  - CONVERTIBLE DEBENTURES - Continued

          In October 1999, the Company issued a series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. The 12% debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. At September 30, 2003, all of the outstanding principal and interest was repaid through the issuance of Class A common shares in accordance with the terms described above. Additionally, the Company has settled with the investor without penalty or additional costs arising from the Company's default under the Debenture agreement. The parties have also entered into mutual releases, which prevents either party from any claims against the other resulting from the financing agreement.


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

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 4 - DUE TO RELATED PARTIES - Continued


          On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of September 30, 2003, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $680,554.

          In connection with the assignment of assets and liabilities from iVoice to Trey pursuant to the anticipated spin-off transaction, iVoice will be assigning to Trey Resources, $250,000 of outstanding indebtedness from iVoice to Mr. Mahoney. As such, this amount is reflected in the net current liabilities of discontinued operations.


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



                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 6 - COMMON STOCK

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

     a)   Class A Common Stock
          --------------------
          Class A Common Stock consisted of the following as of September 30, 2003: 10,000,000,000 shares of authorized common stock with no par value, 3,983,175,753, shares were issued and 3,982,575,753 shares were outstanding.

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

          For the three months ended September 30, 2003, the Company had the following transactions in its Class A Common Stock:

          1. The Company issued 150,000,000 shares of its Class A Common Stock for consulting services rendered valued at $260,000.

          2. The Company issued 207,090,232 shares of Class A Common Stock for the conversion of $51,050 in debenture principal on its 12% convertible debentures

          3. The Company issued 58,405,204 shares of its Class A common stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

          4. The Company issued 919,403,023 shares of Class A common stock for repayment of $1,343,347 in principal, $4,087 in interest and $130,994 in discount on notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

          5. The Company issued 295,081,967 shares of Class A common stock upon conversion of 18,000 shares of Class B common stock.


                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

  NOTE 6 - COMMON STOCK - Continued

     b)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with par value $.01 per share. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of September 30, 2003, there are 2,204,875 shares issued and 1,799,875 shares outstanding

          Pursuant to the conversion terms of the Class B Common stock, on September 30, 2003, the 1,799,875 outstanding shares of Class B common stock are convertible into 29,506,147,541 shares of Class A common stock.

          In the nine months ended September 30, 2003, a total of 59,000 Class B shares were converted into 610,318,926 Class A shares.

     c)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2003, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Recent Developments
-------------------

In June 2003, the Company announced its intention to spin-off its Automatic Reminder software business in the form of a pro-rata distribution to iVoice stockholders of approximately 65% of the outstanding shares of Class A Common Stock of Trey Resources, Inc., which is currently a wholly owned subsidiary of iVoice. Trey will own and operate the Automatic Reminder software business of iVoice as an independent publicly traded entity following the distribution. In October 2003, Trey Resources filed two registration statements on Form SB-2. The first registration statement filed on October 3, 2003 addressed the comments received by the Company from the Securities & Exchange Commission on the original Form 10 filing by Trey and will register the shares to be distributed to effect the spin-off transaction. The second registration statement, filed October 24, 2003, registers a number of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures and for issuance under the Equity-line Credit Agreement entered into by Trey with Cornell Capital Partners, LP.

September 30, 2003 compared to September 30, 2002
-------------------------------------------------

Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and nine months ended September 30, 2003 were $126,683 and $349,403, respectively, as compared to $140,614 and $457,303 for the three and nine months ended September 30, 2002, an decrease of $13,931 or 9.9% and $107,900 or 23.6%, respectively. The decrease in sales for the three and nine month period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts. The current three-month period ending September 30, 2003 does however reflect an increase of $52,038 over the three-month period ending June 30, 2003.

iVoice continues to market and promote its speech enabled products to telephony reseller networks throughout the US and Canada in order to leverage those resellers' existing customer bases. The Company also sells directly to end-users, systems that require significant customization.

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

Gross margin for the three and nine months ended September 30, 2003 was $76,762 and $216,810 or 60.6% and 62.1%, respectively, as compared to $102,277 and $317,529 or 72.7% and 69.4% for the three and nine months ended September 30, 2002. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The decreases of $25,515 or 24.9% for the three-month period and $100,719 or 31.7% for the nine-month periods ending September 30, 2003 were generally a result of an overall decrease in total sales volume. Decreases in gross profit percentages reflect a higher percentage of labor costs allocated to cost of sales.

Total operating expenses decreased, from $344,116 for the three months ended September 30, 2002 to $290,064 for the three months ended September 30, 2003 a decrease of $54,052 or 15.7%. Specific line items that reflect the reduction in total operating expenses for the three months ending September 30, 2003, include reduced payroll and benefit costs of $63,092 and reduced promotion and related travel costs of $17,301, offset by an increase in professional fees of $34,262. As a result of the downturn in the telecommunications industry over the past several years, the Company has effectively reduced its working capital requirements to preserve its cash resources. Total operating expenses for the nine months ending September 30, 2003 have been reduced from $1,604,370 to $950,638 for the nine months ending September 30, 2002, a reduction of $653,732 or 40.7%.

As of September 30, 2003, the Company had 7 full-time employees, 1 part-time employee, 2 part-time consultants for a total of 10 individuals.

The loss from operations for the three and nine months ended September 30, 2003 was $213,302 and $733,828 compared to $241,839 and $1,286,841 for the three and nine months ended September 30, 2002, a decrease of $28,537 and $533,013 in the three and nine month comparative periods.

Interest expense of $211,442 and $297,912 was incurred for the three and nine-month period ending September 30, 2003 as compared to $47,235 and $376,611 for the three and nine-month period ending September 30, 2002, respectively, an increase of $164,207 for the three month comparative periods and a decrease of $78,699 for the nine-month comparative periods. The current year quarterly figures reflect $178,721 in discounts on advances received under the Equity Line of Credit Agreement with Cornell Capital, LP; $22,795 in discounts related to the beneficial conversion feature of interest due on the Company's 12% convertible debentures; and $9,926 in interest accrued on amounts outstanding to related parties. The prior three-month period ending September 30, 2002 reflects $19,881 in discounts on advances and beneficial conversion features of convertible debentures issued in 2002; $8,320 in interest outstanding convertible debentures; $17,452 in interest accrued on amounts outstanding to related parties; and $1,582 in finance charges on capitalized leases payable.

Other income for the three and nine-month period ending September 30, 2003 reflects a realized gain on the sale of securities held for sale. Other income for the nine months ended September 30, 2002, reflects income of $28,800 for the retention of 600,000 Class A common shares previously issued to an employee and charged to compensation expense in a prior period. These shares were deemed unvested with the terminated employee and were recorded as treasury stock purchase at a value of $28,800.

Net loss for the three and nine month period ending September 30, 2003 was $547,793 and $1,215,960 as compared to $302,540 and $1,660,638 for the three and nine months of 2002. The respective changes in net loss for the comparative periods were a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. An Equity Line of Credit Agreement entered into with Cornell Capital Partners, LP, has provided the primary source of working capital for the last 12 months. Through the date of this filing we have received total net proceeds of $4,609,110 representing the maximum gross proceeds under the Equity Line of Credit Agreement of $5,000,000. The difference between the gross and net proceeds reflects discounts, professional fees and other costs associated with the registration and administration of the Equity Line.

To date we have incurred substantial losses and have accumulated a deficit of 15,707,117. However, we have been able to raise sufficient working capital using the Equity Line of Credit. As of September 30, 2003 we had working capital of $540,745 and a cash balance of $1,469,229. This cash balance as well as an additional $2,832,000 in advances under the Equity Line, received in October 2003, provides the Company with sufficient resources to continue operating for the foreseeable future.

The Company may seek to raise additional funds through the issuance of equity in the near future to facilitate certain transactions that may require capital resources that exceed the Company's current resources. It should be noted that there is no assurance that any new financing arrangement will enable us to raise the requisite capital.

Forward Looking Statements - Cautionary Factors

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties (including those identified in "Risk Factors" in the Company's Form 10-KSB for the year ended December 31, 2002) and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by the report. Based upon that evaluation required by paragraph Rule 13a-15 or Rule 15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in internal controls.
-----------------------------
There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.





PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

In October 1999, the Company issued a series of convertible debentures consisting of ten notes payable totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. We were advised by the holders of our 12% convertible debentures that we breached certain terms of the debentures.

At September 30, 2003, all of the outstanding principal and interest on the 12% convertible debentures was repaid through the issuance of Class A common shares in accordance with the terms provided by the debenture agreement. The Company has settled with the investor without penalty or additional costs arising from the Company's default under the Debenture agreement. Additionally, the parties have entered into mutual releases, which prevents either party from any claims against the other resulting from defaults under the financing agreement.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.6 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC

          31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002


     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   iVoice, Inc.

                                   By /s/ Jerome R Mahoney
                                   --------------------------------------
                                   Jerome R Mahoney
                                   President, Chief Executive Officer and
                                   Chief Financial Officer