Form 10KSB
period 2003-12-31
IVOICE COM INC /DE
filed 2004-03-30
CIK 1105064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                  iVoice, Inc.
                 (Name of small business issuer in its charter)

         New Jersey                                      51-0471976
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

           750 Highway 34, Matawan, NJ                     07747
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year. $442,987

     As of March 29, 2004, the Registrant had 5,620,109,300 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $16,298,317.

     As of March 29, 2004, the Registrant had 1,780,660 shares of Class B, no par value common stock outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I
Item 1. Description of business                                               3
Item 2. Description of property                                              21
Item 3. Legal proceedings                                                    21
Item 4. Submission of matters to a vote of security holders                  21

                                     PART II
Item 5. Market for common equity and related stockholder matters.            21
Item 6. Management's discussion and analysis or plan of operations.          26
Item 7. Financial statements                                                 32
Item 8A. Controls & Procedures                                               32

                                    PART III
Item 9. Directors, executive officers, promoters and control persons,
    compliance with Section 16(a) of the Exchange Act                        32
Item 10.Executive compensation.                                              34
Item 11.Security ownership of certain beneficial owners and management       35
Item 12.Certain relationships and related transactions                       37

                                     PART IV
Item 13.Exhibits and reports on Form 8-K                                     40
Item 15. Principal Accountant Fees and Services                              47

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

         In September 2003, we announced our intention to distribute to our stockholders shares of Class A common stock of Trey Resources, Inc., one of our subsidiaries, and our Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by our Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. Trey Resources will own and operate our Automatic Reminder software business as an independent publicly traded entity following the distribution.

         On February 13, 2004, the effective date, iVoice completed the distribution of Trey Resources through the issuance of one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held on the record date of February 9, 2004.

         Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the OTC Bulleting Board under the trading symbol "IVOC."

Our Business

         We design, manufacture, and market innovative voice and computer telephony communications systems for businesses and corporate departments with as many as 20,000 telephones. Our speech recognition software products enable users to communicate more efficiently and effectively by integrating their traditional office telephone systems with automated attendant, voice mail, unified messaging, and interactive voice response, or "IVR," functions. Our products are designed to be "people oriented," with features that can be readily used without special training or manuals. Our products include, Speech Enabled Auto Attendant, Unified Messaging, and iVoice IVR, incorporate this philosophy. We also sell a Speech Software Developers Kit ("SDK"). Our Speech SDK is a unique tool that allows software application developers to incorporate our speech recognition engine into different applications other than those we have developed internally. The SDK can convert common command and control functions to speech commands. iVoice markets, promotes and sells its speech-enabled products primarily through telephony reseller channels and telephone equipment manufacturer distributor networks. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices

Products and Services

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

--            Unified Messaging. This is a unified inbox application that combines voicemail functions, fax and email capabilities into one central location for easy retrieval from any communication source. With Unified Messaging, e-mail, voice mail and faxes can be handled through a desktop PC or the telephone. All messages can be viewed and acted upon in order of importance via Microsoft Outlook or a Web Browser. E-mail can be retrieved and heard over the telephone, using text-to-speech software that converts text to a spoken voice. The email message can then be responded to with a voice message and forwarded to either another person's telephone extension, email address or be directed to a fax machine.

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

Marketing and Distribution

         iVoice markets, promotes and sells its speech-enabled products through telephony reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. Management believes it can leverage those resellers' existing customer bases and obtain a wider distribution network for its products through already established channels. The Company also sells direct to end users in geographic locations where an authorized reseller does not exist. On direct sales orders, the Company is able to achieve greater profit margins through higher direct selling prices
         iVoice has focused its efforts on developing its dealer and reseller channels. Management believes it can leverage already existing telephone equipment manufacturer reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. We estimate that each major telephony equipment manufacturer has an estimated 150-600 authorized dealers and resellers throughout North America. The introduction of an entirely TAPI (Telephone Application Program Interface) based Speech Enabled Auto Attendant and Name Dialer, allows integration into different PBX systems (telephone switches) without the need for additional hardware devices making for a more economical installation. Although concentration on resellers is the predominate and preferred sales channel, the Company also sells directly to end-users via its direct sales force providing management with information on market trends and changing customer needs. The direct channel also provides an avenue more suitable for iVoice IVR applications that often require customized development, which is usually difficult to provide through the reseller network.

         Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

-- Emphasize software, not hardware. We concentrate our development efforts on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

-- Use of standard, Microsoft Windows-based architecture, open systems and hardware. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

-- Focus on businesses and corporate departments having as many as 20,000 telephones. Our products are designed for use by businesses and corporate departments having as many 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer features offered by large proprietary call processing systems, but at a more affordable price.

-- Develop user-friendly products. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. Our products use a familiar graphical user interface that makes system administration and maintenance possible for almost any common PC user.

-- Minimize distribution overhead. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

New Products

-- In December 2003, we announced the release of version 3.2 of our Speech Enabled Auto Attendant using a Telephone Application Program Interface. The latest version includes recent updates and features, including the Locate, Find Me application. Telephony Application Program Interface or TAPI, allows us to integrate its applications into different telephone private branch exchange systems (or PBX's), thereby eliminating the need for additional external and expensive hardware components. Each phone system hardware provider provides a specific software driver that interfaces directly with or Speech Enabled Auto Attendant. TAPI provides a high-level interface for dialing and disconnecting.

         In October 2003, we announced that the Hear I Am Voice Activated Locator can include iVoice's Speech Enabled Auto Attendant on the same platform. We seek to bring a complete speech application to market by combining the power of our Speech Enabled Auto Attendant with the patent pending technology behind the Hear I Am Locator. The application allows a customer the ability to find an item in a store or to be transferred directly to the individual or department they are seeking all on the same call.

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

Competition
         iVoice operates in an industry segment having inherent risks generally associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market and distribute commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of iVoice.

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

         For example, industry analysts recognize Nuance Communications, Inc. and SpeechWorks International, Inc., a wholly-owned subsidiary of ScanSoft, Inc., as the market leaders in our industry. Nuance sells software to a broad range of companies directly and through a channel of resellers. Nuance's five largest resellers, based on revenue in 2002, were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya. Speechworks' clients include, among others, America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Ford Motor Company, France Telecom, GMAC Commercial Mortgage, Jaguar Cars, Microsoft, Neiman Marcus, Nortel Networks, Qantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S. Postal Service, Wachovia/First Union Corporation, Yahoo.

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

         We believe that in order to be competitive, we need to continue develop and maintain competitive products and take and hold sufficient market share from our competitors. Our methods of competition, therefore, include (1) continuing our efforts to develop and sell products which, when compared to existing products in the marketplace, perform more efficiently and are available at prices that are below prices offered by larger, well known, telephone equipment manufacturer's proprietary solutions, (2) concentrating on developing software that meets our clients' needs, rather than on designing or modifying hardware,
(3) using standard, Microsoft Windows-based architecture, open systems and hardware to quickly adapt to new PC-based technologies, and (4) forming co-marketing arrangements and strategic alliances with manufacturers with complementary technology to capture significant market share by expanding distribution through these manufacturers' authorized reseller networks.

Suppliers

         Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and iTox, Inc., and

Amer.com, Inc. for computer hardware components. Since our products are based and run on standard PC architecture and as result of iVoice's recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

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

         For the year ending December 31, 2003, two customers represented 13.7% and 8.3% of our total revenues for the annual period. For the year ended December 31, 2002, the Company's largest customer represented 5.4% of our total revenues. We do not rely on any one specific customer for any significant portion of our revenue base.

         We generally require customers to pay 50% down on any turnkey applications purchased, with the balance due when installation has been completed. Software only sales require cash-on-delivery or prepayment before shipping except for dealers and resellers, which subject to credit approval are given 30 day payment terms. We accept checks or Visa/MasterCard.

         Approximately 70% of our revenues are derived from customers located in the northeast U.S. The remaining 30% are from customers located elsewhere in the continental U.S.

Patents and Trademarks

         To date we have filed twelve patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patents applications we have filed, two (2) patents have been awarded.

         Our first patent, for our Speech-Enabled Automatic Telephone Dialer, was issued in May 2003. This invention is a speech enabled automatic telephone dialer device system that uses a spoken name that corresponds to the name and telephone number data of computer-based address book programs. The Speech Enabled Name Dialer imports all of the names and telephone numbers from your existing Microsoft Outlook, ACT, Gold Mine or other contact management software and can automatically connect you with anyone you ask for. You simply pick up the phone, tell the Name Dialer the name of the person you want to contact, and the Name Dialer finds the telephone number and dials for you.

         Our second patent for our Speech-Enabled Automatic Telephone Dialer without the need for a Private Branch Exchange (PBX), was issued in December 2003. This patent is similar to our first patent however, the PBX requirement is circumvented through the use of software.

         The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Voice Activated, Voice Responsive Product Locator System, Including Product Location Method Utilizing Product Bar and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle- Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle- Identifying Bar Code"."

In February 2002, we filed a Trademark application for its `iVoice' logo and approval is pending.

Government Regulation

         We are subject to licensing and regulation by a number of authorities in their respective state or municipality. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

         We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws which governs the conduct of business in general. We are unaware of any pending or probable government regulations that would have any material impact on the conduct of business.

Research and Development

         Our research and development efforts focus on enhancing our existing product line and the development of new products that integrate with our existing products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy. We employ qualified technical personnel to strengthen our product line.

         For the year ending December 31, 2003, research and development expenditures consisted of $180,660 in salaries and wages to technical staff and $7,025 in technical hardware supplies, software tool-kits and technical publications. For the year ending December 31, 2002, we spent $222,620 in salaries and wages to technical staff and $6,187 in technical hardware supplies, software tool-kits and technical publications.


Licenses

         We have a worldwide, non-exclusive, irrevocable, royalty-free, fully paid license from Entropic, Inc., a Microsoft company, to incorporate their speech engine into customized software applications for our customers. We also have non-exclusive license agreements with Fonix Corporation, which allows us to incorporate their text-to-speech software into our applications so clients can listen to e-mail messages from any telephone.

Employees

         As of December 31, 2003, we had 7 full-time employees, 1 part-time employee, 2 part-time consultants for a total of 10 individuals. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

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


We have historically lost money and may continue to lose money in the future.

         We have historically lost money. For the years ended December 31, 2003 and 2002, we had net losses of $2,002,742 and $2,059,460, respectively, and net losses of $0.00 or $0.02 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.


We cannot accurately forecast our future revenues and operating results, which may fluctuate.

         Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

     --   the timing of sales of our products and services;

     -- the timing of product implementation, particularly large design projects;

     --   unexpected delays in introducing new products and services;

     -- increased expenses, whether related to sales and marketing, product development, or administration;

     -- deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

     --   the mix of product license and services revenue; and

     --   costs related to possible acquisitions of technology or businesses.


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

If we cannot raise additional capital to finance future operations, we may need to curtail our operations in the future.

         We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. While we have recently raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

Because our voice-recognition business is still evolving, we may experience difficulties that could prevent us from becoming profitable.

         Because voice-recognition products are still evolving, we may experience the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

     -- substantial delays and expenses related to testing and developing of our new products;

     -- marketing and distribution problems encountered in connection with our new and existing products and technologies;

     --   competition from larger and more established companies;

     --   delays in reaching our marketing goals;

     -- difficulty in recruiting qualified employees for management and other positions;

     --   lack of sufficient customers, revenues and cash flow; and

     --   limited financial resources.


         We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer and our stock price could decline.

If our technologies and products contain defects or otherwise do not work as expected, we may incur significant expenses in attempting to correct these defects or in defending lawsuits over any such defects.

         Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.



Our success is highly dependent upon our ability to compete against competitors that have significantly greater resources than we have.

         The call-processing and voice-recognition industries are highly competitive, and we believe that this competition will intensify. The segment of the voice-recognition industry that supplies call-processing systems to businesses is also extremely competitive. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products. Industry analysts recognize Nuance Communications, Inc. and SpeechWorks International, Inc., a wholly-owned subsidiary of ScanSoft, Inc., as the market leaders in our industry. Nuance sells software to a broad range of companies directly and through a channel of resellers. Nuance's five largest resellers, based on revenue in 2002, were Nortel Networks, Edify (a subsidiary of S1 Corporation), Motorola, Syntellect and Avaya. Speechworks' clients include, among others, America Online, Amtrak, AT&T, Aetna, Bell Canada, Continental Airlines, Ford Motor Company, France Telecom, GMAC Commercial Mortgage, Jaguar Cars, Microsoft, Neiman Marcus, Nortel Networks, Quantas Airlines, The Boeing Company, The Hartford Insurance, Thrifty Car Rental, Ticketmaster, United Airlines, U.S. Postal Service, Wachovia/First Union Corporation, Yahoo.

Protecting our intellectual property in our technology through patents may be costly and ineffective and if we are not able to protect our intellectual property, we may not be able to compete effectively and we may not be profitable.

         Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we have filed twelve patent applications for internally developed applications with the U.S Patent and Trademark Office. Of the patents applications we have filed, we have been awarded two patents. One for our Speech-Enabled Automatic Telephone Dialer in May 2003, and a second patent for our Speech-Enabled Automatic Telephone Dialer without a PBX in December 2003. No assurances can be given that the remaining patent applications will be approved.

         The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods of dialysis of which we are not aware and additional patents relating to methods of dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

         Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and may require the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development product sales or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and the claims of these patents are ultimately determined to be valid, we may be required to obtain licenses under patents of others in order to develop, manufacture use, import and/or sell our products. We may not be able to obtain licenses under any of these patents on terms acceptable to us, if at all. If we do not obtain these licenses, we could encounter delays in, or be prevented entirely from using, importing, developing, manufacturing, offering or selling any products or practicing any methods, or delivering any services requiring such licenses.

If we are not able to protect our trade secrets through enforcement of our confidentiality and non-competition agreements, then we may not be able to compete effectively and we may not be profitable.

         We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.


We may unintentionally infringe on the proprietary rights of others.

         Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. In addition, a large number of patents have been awarded in the voice-recognition and call processing area. Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

Our sole officer controls a significant percentage of our capital stock and has sufficient voting power to control the vote on substantially all corporate matters.

         As of December 31, 2003, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, owned approximately 89.2% of our outstanding shares of shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.



Our industry is characterized by rapid technological change and failure to adapt our product development to these changes may cause our products to become obsolete.

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

The trend toward consolidation in our industry may impede our ability to compete effectively.

         As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.


We face intense price-based competition for licensing of our products which could reduce profit margins.

         Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

If we lose the services of any of our key personnel, including our president and chief executive officer, our business may suffer.

         We are dependent on our key officer, Jerome R. Mahoney, our president and chief executive officer, and our key employees in our finance, technology, sales and marketing operations. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. In an attempt to minimize the effects of such loss, we presently maintain a $5,000,000 key-man term life insurance policy on Mr. Mahoney.

Upon Distribution Of Shares Of Class A Common Stock Of Trey Resources, Inc. And Our Automated Reminder Business To Our Stockholders, Our President, Chief Executive Officer And Director May Have Conflicts Of Interest, And We Do Not Have Any Formal Procedure For Resolving Any Such Conflicts In The Future.

         After the distribution to our stockholders of shares of Class A common stock of Trey Resources and our Automated Reminder business, as described in the registration statement on Form SB-2 of Trey Resources, Inc., our president, chief executive officer and director, Jerome R. Mahoney, will serve as Chairman of the Board of Trey Resources and will have the right to convert $250,000 of indebtedness into 250,000 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our president, chief executive officer and director is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Trey Resources and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

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

     --   With a price of less than $5.00 per share

     --   That are not traded on a "recognized" national exchange;

     -- Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     -- In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Future sales of our Class A common stock could cause our stock price to decline.

         The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2003, approximately 112,490,212 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market in 2004.

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

As of December 31, 2003, we had all of our remaining authorized shares, approximately 5,280,791,904 shares of Class A common stock, reserved for possible future issuance.

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

 Item 2. Description of Property.


         We do not own any real property for use in its operations or otherwise.

         Our facilities are located at 750 Highway 34, Matawan, New Jersey and consist of approximately 6,000 square feet of space. Our space is leased on a month-to month basis at a monthly rent of $7,500. We use our facilities to house our corporate headquarters and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlord and believe that our current facilities will be adequate for the foreseeable future.


Item 3. Legal Proceedings.

         We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

Item 4. Submission of Matters to a Vote of Security Holders.

         During the fiscal year ended December 31, 2003, no matters were submitted to a vote of security holders.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

         Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                                       High              Low
                                ------------------------------------
2002

First Quarter                             $0.0590           $0.0270
Second Quarter                            $0.0380           $0.0120
Third Quarter                             $0.0017           $0.0013
Fourth Quarter                            $0.0031           $0.0009

2003

First Quarter                             $0.0080           $0.0003
Second Quarter                            $0.0090           $0.0002
Third Quarter                             $0.0380           $0.0004
Fourth Quarter                            $0.0110           $0.0029

Holders of Common Equity.

         As of December 31, 2003, the number of record holders of our common shares was approximately 656.

Dividend Information.

         To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities.

         In the year ending December 31, 2003, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

     -- We issued 235,000,000 shares of its Class A Common Stock for consulting services rendered valued at $315,000.

     -- We issued 71,666,667 shares of its Class A Common Stock for consulting services rendered valued at $315,000

     -- We issued 466,859,715 shares of Class A Common Stock for the conversion of $115,800 in debenture principal on its 12% convertible debentures

     -- We issued 58,405,204 shares of its Class A common stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

     -- We issued 2,758,866,421 shares of Class A common stock for repayment of $4,764,688 in principal, $4,087 in interest and $468,955 in discount on notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

     -- We issued 610,318,926 shares of Class A common stock upon conversion of 59,000 shares of Class B common stock.

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

Description of Securities

         Pursuant to our certificate of incorporation, as amended, we are authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share. Below is a description of iVoice's outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

         We do not have a sufficient number of authorized shares of Class A common stock to issue all of the shares of Class A common stock issuable upon the exercise or conversion of all of our outstanding options, warrants, debentures and Class B common stock. Accordingly, Mr. Mahoney has agreed that, until such time as our right to receive advances under the Equity Line of Credit Agreement expires and until we have increased the number of authorized shares of Class A common stock in an amount sufficient to issue all shares of our Class A common stock underlying all then-outstanding options, warrants, debentures, Class B common stock or other obligations to issue shares of our Class A common stock, Mr. Mahoney will not convert any of his shares of Class B common stock or the balance due under his convertible promissory note dated March 20, 2001, as amended August 12, 2002, if any such conversion or conversions, in the aggregate would result in our issuance to Mr. Mahoney of more than 1,200,000,000 shares of our Class A common stock.

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

As of December 31, 2003, we had 4,719,208,096 shares of Class A common stock outstanding.

Class B Common Stock

         Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which stockholders would vote in such an election. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law. There shall be no cumulative voting by stockholders. Each Class B Common Stock Share shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date established for the purposes distributing any dividend or other stockholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 50,000,000 shares authorized, 2,204,875 issued and 1,799,875 shares outstanding as of December 31, 2003. On December 31, 2003, these shares of Class B common stock were convertible into 29,191,147,541 shares of Class A common stock



Preferred Stock

         The Board of Directors expressly is authorized, subject to limitations prescribed by the New Jersey Business Corporations Act and the provisions of this Certificate of Incorporation, to provide, by resolution and by filing an amendment to the Certificate of Incorporation pursuant to the New Jersey Business Corporations Act, for the issuance from time to time of the shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

     a) the number of shares constituting that series and the distinctive designation of that series;

     b) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

     c) whether that series shall have voting rights, in addition to voting rights provided by law, and, if so, the terms of such voting rights;

     d) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events as the Board of Directors shall determine;

     e) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

     f) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

     g) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and

     h) any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

         In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of Preferred Stock of each series shall be entitled to receive only such amount or amounts as shall have been fixed by the certificate of designations or by the resolution or resolutions of the Board of Directors providing for the issuance of such series.

Options and Warrants

         During the year ended December 31, 1999, the Company adopted the iVoice Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock. In accordance with the provisions of the plan, it has been concluded that the 1999 Employee Stock Option Plan was to automatically terminate if the plan did not receive ratification and approval by the affirmative vote of the holders of the majority of the Company's outstanding shares of capital stock within 12 months following the plan adoption. Consequently, no such ratification or approval occurred within the permitted time frame. As a result, all remaining issued and outstanding employee options have been canceled as of December 31, 2003.

         As of December 31, 2003, we had outstanding, to persons other than employees, options and warrants to purchase 6,548,260 shares of our Class A common stock. These warrants have exercise prices ranging from $0.047 per share to $0.1458 per share, with a weighted average exercise price of $0.135 per share. These warrants will expire at various times through November, 2006.

Debt

         In January 2003, our subsidiary, Trey Resources, Inc., entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into shares of our Class A common stock, at a price equal to either (a) an amount equal to 120% of the closing bid price for shares of Class A common stock on September 19, 2003, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of our Class A common stock for the five (5) trading days immediately preceding the date of conversion. At December 31, 2003, a total of $140,000 in debenture proceeds had been received and is outstanding as of that date.

         Trey Resources filed a registration statement on Form SB-2, with the Securities and Exchange Commission on October 24, 2003, relating to, among other things, the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures. In connection therewith, we agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of a securities purchase agreement between Trey Resources and Cornell Capital Partners. This guaranty cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, we shall have the right to terminate the guaranty at any time by providing written notice of such termination.

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

Plan of Operation.

         To date, iVoice has incurred substantial losses and does not produce enough cash from operations to cover its operating cash requirement. The Company raises its necessary working capital from financing transactions that include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders.
         Our desired distribution channel is through Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs). iVoice is currently focused on developing its dealer and reseller channels to increase market share. Management believes it can leverage already existing equipment manufacturer's reseller channels by integrating its speech recognition software directly into their established revenue producing product lines. The TAPI interface allows for rapid and economical deployment to new and existing end users operating on a TAPI platform. Management is cognizant of the opportunities that exist in obtaining an OEM agreement with manufacturers whereby iVoice software can be shipped within the manufacturers PBX system and deployed directly upon system installation. We distribute our software products through a network of authorized dealers and distributors throughout North America and also sell direct to end users in geographic locations where an existing dealer relationship does not exist. We provide thorough installation and training to dealers allowing them to provide end customer support.

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

         The Company recognizes its revenue using the percentage of completion method. The Company determines the expected costs on a particular installation by estimating the hardware costs and anticipated labor hours to configure and install a system. Revenues are then recognized in proportion to the amount of costs incurred as of the reporting date over the total estimated costs anticipated. Unless special arrangements are made, the Company receives 50% of the contract as a down payment on any product purchased with the balance due upon completion of the installation. The Company accepts company checks or Visa/Mastercard and American Express.

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

December 31, 2003 compared to December 31, 2002

         Sales for the year ended December 31, 2003 were $442,987, a decrease of $203,523 or 31.5% as compared to sales of $646,510 for the year ended December 31, 2002. The decrease in sales for the year reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts. For the years ended December 31, 2003 and 2002, total turnkey and software only sales of our Speech Enabled Auto Attendant, amounted to $146,934 and $239,921 respectively, a decrease of $92,987 or 38.8%. IVR sales totaled $198,399 for the year ending December 31, 2003 as compared to $264,282 for the year ending December 31, 2002 an increase of $65,883 or 24.9%. Other revenues from the sale of other software and related hardware products as well as maintenance, installation and support fees totaled $96,613 and $142,357 for the years ended December 31, 2003 and 2002 respectively, a decrease of $45,744 or 32.1%

         The Company's gross profit for the year ended December 31, 2003 was $263,475, a decrease of $197,729 or 42.9% compared to $461,204 for the year ending December 31, 2002. The Company's gross margin percentage for the twelve months ended December 31, 2003 was 59.5% versus 71.4% for the prior year. This represents an 11.9% decrease over the gross profit percentage recorded for the same prior year period. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The dollar amount of gross profit has decreased as a result of the decrease in revenues for the comparative periods. The decrease in gross margin percentages year over year is a result of a less favorable product mix.

         Operating expenses decreased from $2,240,569 for the year ended December 31, 2002 to $1,362,934 for the year ended December 31, 2003 a decrease of $877,635 or 39.2%. Material changes in specific classifications of operating expenses include a decrease in total payroll and benefit costs of $191,043 and a decrease in legal, professional and consulting expenses of $105,144. Also contributing to the decrease in current year operating expenses were several charges that were recorded in the previous year that were not incurred in the current period such as a charge for the write-off of goodwill totaling $175,547; bad debt expense of $70,443 and a charge for the reduction of strike prices on previously issued warrants totaling $316,750.

         The net loss from operations for the year ending December 31, 2003 was $1,099,459 compared to $1,779,365 for the year ended December 31, 2002. This decrease of $679,906 was a result of the increase in net revenues and gross profit from year to year combined with lower operating expenses in current year as described above.

         Other income included amounts received for participation in the New Jersey Technology Tax Certificate Transfer Program for the sale of the Company's unused state net-operating-loss carry forwards. After related commissions and expenses related to application submission the Company received cash proceeds of $146,649 and $152,473 for the years ended December 31, 2003 and 2002 respectively. Also included in other income for the year ended December 31, 2003 a gain of $101,237 on the sale of 33,000,000 shares of Celerity Systems. Inc. Other income for the year ended December 31, 2002 included income from forfeited employee stock compensation totaling $28,800. This item was not incurred in the year ending December 31, 2003.

         Other expense for the year ended December 31 2002 and 2001 was comprised of interest expense. Total other expense increased $313,919 to

$753,564 in the year ended December 31, 2003 compared to $439,645 in 2002 The increase is primarily attributable to discounts incurred on the drawdowns the Company made on the Equity Line of Credit with Cornell Capital. Interest expense reflects interest on the Company's outstanding convertible debentures and promissory notes, interest on related party and capital lease obligations as well as fees and discounts charged to expense for the beneficial conversion features related to the advances on the Company's Equity Line of Credit and convertible debt obligations.

         The Company incurred costs of $67,828 in the year ended December 31, 2003, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. as discussed elsewhere in this filing. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees.

         The loss from discontinued operations reflects the operating results of Trey Resources, Inc., a wholly owned subsidiary that the Company expects to distribute to its current shareholders in the form of a dividend in early 2004. The loss from discontinued operations increased by $308,348 from $21,429 to $329,777. The increase is attributable to accrued officer salaries for employment contracts entered into by Trey on January 1, 2003 and $99,250 in Delaware franchise tax.

         Net Loss decreased $56,718 to $2,002,742 for the year ended December 31, 2003 compared to $2,059,460 for the year ended December 31, 2002 as a result of the factors discussed above.

Liquidity and Capital Resources

         We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

         During the year ended December 31, 2003 and 2002, the Company generated sales of $442,987 and $645,510, incurred net losses of $2,002,742 and $2,059,460 and had cash flow deficiencies from operating activities of $1,142,159 and $351,840 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing.

         The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $60,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $35,000, occupancy costs of $8,200, sales and marketing expenses of $2,500, professional fees of $6,000 and miscellaneous administrative obligations and expenses of $8,300. We expect to fund these monthly obligations from current operations, from cash on hand and from the proceeds received from the Equity Line of Credit, or otherwise from the sale of equity or debt securities. iVoice believes that it has sufficient funds on-hand to fund its operations for at least 24 months.

         During the year ended December 31, 2003, iVoice had a net increase in cash of $3,944,811. iVoice's principal sources and uses of funds in the year ended December 31, 2003, were as follows:

         Cash used by operating activities. iVoice used $1,142,159 in cash for operating activities in the year ended December 31, 2003 an increase of $790,319 compared to $351,840 in cash used for operating activities in the year ending December 31, 2002. This increase is primarily due to higher non-cash charges and expenses incurred in the previous period and not reflected in the current period.

         Cash used in financing activities. Financing activities in the year ended December 31, 2003 provided a total of $5,002,057 in cash. This total consisted primarily of the issuance of common stock of $5,233,652 and the sale of convertible debentures of $140,000. These amounts were partially offset by the repayment of related party obligations of $123,000 and the net reduction of notes payable of $234,667.

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

         In February 2003, we amended the Equity Line of Credit agreement with Cornell Capital Partners, LP. The principal terms of this new agreement are substantially identical to the terms pursuant to the Equity Line of Credit Agreement entered into in June 2002 with Cornell. Under this amended agreement, the Company registered for resale with the Securities and Exchange Administration a total of 5,000,000,000 Class A common shares for a maximum commitment of $5,000,000.

         Throughout 2003, we periodically requested drawdowns on the Equity Line of Credit agreement with Cornell Capital Partners. In doing so, we received cash advances totaling $4,530,000 for which we issued 2,758,866,421 shares of our class A Common stock representing the repayment of the advances, $4,087 in interest and $468,955 in market discount in accordance with the terms of the Equity Credit Line agreement. At December 31, 2003, all outstanding advances were repaid.

         On December 31, 2003, we entered into another Equity Line of Credit agreement with Cornell Capital Partners, L.P. pursuant to which, we have the right, upon effectiveness of the registration statement to receive advances of up to an aggregate amount of $20.0 million from Cornell Capital Partners under an equity line of credit (the "Equity Line of Credit"), and to simultaneously issue shares of our Class A common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell Capital Partners in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the Class A Common stock over the five trading days after we provide Cornell Capital Partners notice requesting such advance. A minimum of seven trading days must pass between each advance notice. In addition, we have agreed to pay to Cornell Capital Partners a cash fee equal to 5.5% of the amount of each advance under the Equity Line of Credit, and issued to Cornell Capital Partners 300,000,000 shares of our Class A common stock as a one-time commitment fee. The Equity Line of Credit agreement required us to register for resale with the Securities and Exchange Commission a number of Class A common stock for which we registered 3,993,939,394 shares on January 2, 2004 on Form SB-2 and later amended on February 5, 2004.

         Other than the Equity Line of Credit entered into on December 31, 2003, no other financing agreement is currently available to us. In light of this, it should be noted that there is no assurance that the Equity Line of Credit will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for iVoice to implement its business plan.

Item 7. Financial Statements.

         The financial statements and notes thereto, together with the report thereon of Mendlowitz Weitsen, LLP. (the Company's accountants) dated March 10, 2004, included elsewhere in this report, are incorporated by reference in answer to this Item 7 and the Financial Statements and Financial Statement Schedules Indexes to financial statements appear after the signature page to this Form 10-KSB.

Item 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of a date (the Evaluation Date) within 90 days of the filing date of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the fiscal year ended December 31, 2003, Jerome R. Mahoney served as the Chief Executive Officer, Chief Financial Officer and sole corporate officer of the Company

Changes in internal controls.

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

                                                         Period Served as
Name                    Age        Position              Officer\Director
----                    ---        --------              ----------------
Jerome R. Mahoney       43         President, CEO,       5-21-99 to present
                                   Director

         There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. The sole director receives no additional compensation for serving on the Board of Directors of the Company. As of the fiscal year ended December 31, 2003, the Company did not have an audit committee and no independent members of the Board of Directors.

         For the year ended December 31, 2003, the Board held no meetings and did not act thru written unanimous consent in lieu of a meeting.


Section 16(a) Beneficial Ownership Reporting Compliance.

         We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003, except for Jerome R. Mahoney who was late in filing Form 4, but has now filed all required Form 4 for the period ended December 31, 2003.


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

Code of Ethics.

         The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is included as Exhibit 14.1 hereto. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-KSB.


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

                           Summary Compensation Table

                                                                               Securities
Name and Position(s)   Year     Salary($)   Bonus  Other Annual Restricted     Underlying      All Other
                                                   Compensation  Stock         Options      Compensation
-------------------------------------------------------------------------------------------------------------

Jerome R. Mahoney(1)
 Chief Executive
  Officer                2003   $255,552      0           $0        0              0            $866 (6)
      and President      2002   $232,320      0      $45,605 (3)    0              0            $866 (6)
                         2001   $211,200   $75,000   $95,100 (3)    0              0         $350,866 (6)

Kevin Whalen (2)         2003    $33,333      0           0         0              0              0
 Chief Financial
  Officer                2002   $100,000      0           0         0              0              0
                         2001    $93,333   $34,000        0     $115,000 (4)  1,200,000 (5)       0




     (1) Mr. Mahoney has been serving as our Chief Financial Officer since May 1, 2003.


     (2) Effective May 16, 2000, Mr. Whalen was promoted to Chief Financial Officer and was not subject to any employment contract with iVoice, Inc. Effective April 30, 2003, we terminated Mr. Whalen's employment with us.


     (3) Represents amounts accrued for reimbursement of income taxes paid by Mr. Mahoney on sales of personal holdings of iVoice Class A common shares, the proceeds of which have been loaned to iVoice.


     (4)  Represents 1,000,000 Class A common shares granted on March 20, 2001.


     (5) Represents options to purchase 1,000,000 Class A common shares at $.06 granted on June 27, 2001; options to purchase 200,000 Class A common shares at $.10 granted on March 12, 2001, options to purchase 100,000 Class A common shares at $.50 granted on June 30, 2000, options to purchase 50,000 Class A common shares at $.60 granted on May 17, 2000, and options to purchase 50,000 Class A common shares at $.75 granted on May 2, 2000. All options have been cancelled effective with Mr. Whalen's termination.


     (6) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2003 and 2002; $350,000 as reimbursement for the donation of personal holdings of iVoice Class A Common shares donated to charity and $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2001.

    Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
                                     Values

                                                Number of Securities Underlying
               Shares Acquired on     Value      Unexercised Options/SARs at FY-   Value of Unexercised In-the-Money
                    Exercise         Realized              End (#)                      Options/SARs at FY-End ($)
     Name             (#)              ($)         Exercisable/Unexercisable           Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------

     None              0                0                     0                                  0 / 0

Employment Contracts

         On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his average annual amount actually paid by the Company or any parent or subsidiary of the Company to the Executive and included in the Executive's gross income for services rendered in each of the five prior calendar years (or shorter period during which the Executive shall have been employed by the Company) should his employment be terminated following a Change in Control, as defined in the agreement.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of January 30, 2004 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our sole director, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of January 30, 2004, a total of 5,378,199,739 shares of Class A common stock outstanding and a total of 1,780,660 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of January 30, 2004, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            Ownership of Common Stock


                                                                               Common Stock
                                                                            Beneficially Owned
                                                                        -----------------------------
Name/Address                         Title of Class                          Number       Percent
-----------------------------------------------------------------------------------------------------
Cornell Capital Partners, L.P.       Class A Common Stock                  300,000,000(1)    5.97%(1)
101 Hudson Street - Suite 3606       Class B Common Stock                              0       0.0%
Jersey City, NJ 07302

Jerome R. Mahoney                    Class A Common Stock               41,683,877,322(2)     89.2%
c/o iVoice, Inc.                     Class B Common Stock                    1,780,660(2)    100.0%
750 Highway 34
Matawan, New Jersey  07747

Director and executive officer as    Class A Common Stock
 a group                                                                  41,683,877,322      89.2%
                                     Class B Common Stock                      1,780,660     100.0%



(1) Includes 300,000,000 shares of Class A common stock issued to Cornell Capital Partners, as a one-time commitment fee under the Equity Distribution Agreement. Does not include shares of Class A common stock issuable to Cornell Capital Partners in accordance with and subject to the terms and conditions of the Equity Distribution Agreement. Because the specific circumstances of the issuances under the Equity Line of Credit are unascertainable at this time, the maximum aggregate number of shares of our Class A common stock offered by Cornell Capital Partners cannot be determined at this time, but cannot exceed 3,693,939,394 unless and until we file additional registration statements registering the resale of the additional shares. Further, Cornell Capital Partners is prohibited by the terms of the Equity Distribution Agreement from having shares issued to it under the Equity Line of Credit to the extent that such issuance would result in Cornell Capital Partners beneficially owning more than 9.9% of the then-outstanding shares of our Class A common stock following such issuance.

(2) Includes (i) 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children, (ii) 29,191,147,541 shares of our Class A common stock issuable upon conversion of 1,780,660 shares of our Class B common stock held by Mr. Mahoney, and (iii) 12,177,279,781 shares of our Class A common stock issuable upon conversion of a promissory note dated March 20, 2001, as amended on August 13, 2002. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest. At January 30, 2004, the total balance owed to Mr. Mahoney was $742,814, convertible into 742,814 shares of our Class B common stock, or 12,177,279,781 shares of our Class A common stock. Since we do not have a sufficient number of authorized shares of Class A common stock to issue all of the shares of Class A common stock issuable upon the exercise or conversion of all of our outstanding options, warrants, debentures and Class B common stock, Mr. Mahoney has agreed that, until such time as our right to receive advances under the Equity Distribution Agreement expires and until we have increased the number of authorized shares of Class A common stock in an amount sufficient to issue all shares of our Class A common stock underlying all then-outstanding options, warrants, debentures, Class B common stock or other obligations to issue shares of our Class A common stock, Mr. Mahoney will not convert any of his shares of Class B common stock or the balance due under his convertible promissory note, if any such conversion or conversions, in the aggregate, would result in our issuance to Mr. Mahoney of more than 1,200,000,000 shares of our Class A common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         During the year ended December 31, 1999, the Company adopted the iVoice Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock. In accordance with the provisions of the plan, it has been concluded that the 1999 Employee Stock Option Plan was to automatically terminate if the plan did not receive ratification and approval by the affirmative vote of the holders of the majority of the Company's outstanding shares of capital stock within 12 months following the plan adoption. Consequently, no such ratification or approval occurred within the permitted time frame. As a result, all remaining issued and outstanding employee options have been canceled as of December 31, 2003.

         The following table sets forth information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

       All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders.


                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
        Plan category              warrants and rights                rights                  future issuance
                                           (a)                         (b)                          (c)
Equity compensation plans
approved by security holders                0                         $0.00                          0

Equity compensation plans
not approved by security              6,548,260(1)                    $0.135                         0
holders.

Total                                   6,548,260                     $0.135                         0


(1) Consists of warrants to purchase 6,548,260 Class A common shares of iVoice, Inc. issued to unrelated third parties for contractual services and fees related to previous financing transactions of the Company. These warrants have exercise prices ranging from $0.047 per share to $0.146 per share, with a weighted average exercise price of $0.135 per share. These warrants will expire at various times through November, 2006

Item 12. Certain Relationships and Related Transactions.

Change of Conversion Price of Class B Common Stock

         On October 15, 2002, our stockholders approved a change in the conversion price of our Class B common stock held by Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director. On January 13, 2003, we amended our certificate of incorporation to provide that the Class B common stock is convertible into the number of shares of Class A common stock determined by dividing the number of Class B common stock being converted by 50% of the lowest price that we had previously issued our Class A common stock. Previously, each share of Class B common stock was convertible into 100 shares of Class A common stock. Accordingly, the number of shares of Class A common stock to be received by Mr. Mahoney upon conversion of the Class B common stock will be greater as the price of the Class A common stock declines.

Issuance and Amendment of Convertible Promissory Note

         During the period from June 2000 through December 2002, Mr. Mahoney had sold personal holdings of shares of our Class A common stock and loaned the proceeds of these sales to us to fund our working capital requirements. On March 20, 2001, we executed a promissory note and security agreement in favor of Mr. Mahoney with respect to such loans. As a result, all of our assets are subject to a security agreement with Mr. Mahoney. Trey Resources has agreed to assume $250,000 of such outstanding indebtedness upon consummation of our proposed spin-off of Trey Resources.

         On August 13, 2002, our board of directors approved amendments to the promissory note dated March 20, 2001, to allow for the conversion of amounts due thereunder into (i) one share of Class B common stock for each dollar owed, or
(ii) the number of shares of Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of our Class A common stock since the first advance of funds under the note, whichever the note holder chooses, or (iii) payment of the principal of the principal of note, before any repayment of interest.

         As of September 30, 2002, the outstanding loan balance including interest, monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $2,009,822. On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him under the promissory note into 1,504,875 shares of Class B common stock. At December 18, 2003, the total balance owed to Mr. Mahoney was $717,428, convertible into 717,428 shares of our Class B common stock, or 11,761,114,754 shares of our Class A common stock.

         Since we do not have a sufficient number of authorized shares of Class A common stock to issue all of the shares of Class A common stock issuable upon the exercise or conversion of all of our outstanding options, warrants, debentures and Class B common stock, Mr. Mahoney has agreed that, until such time as our right to receive advances under the Equity Line of Credit Agreement expires and until we have increased the number of authorized shares of Class A common stock in an amount sufficient to issue all shares of our Class A common stock underlying all then-outstanding options, warrants, debentures, Class B common stock or other obligations to issue shares of our Class A common stock, Mr. Mahoney will not convert any of his shares of Class B common stock or the balance due under his convertible promissory note, if any such conversion or conversions, in the aggregate, would result in our issuance to Mr. Mahoney of more than 1,200,000,000 shares of our Class A common stock.

Proposed Spin-Off of Automatic Reminder Business

         In September 2003, we announced our intention to distribute to our stockholders shares of Class A common stock of Trey Resources, Inc., one of our subsidiaries, and our Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by our Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. It is intended that Trey Resources will own and operate our Automatic Reminder software business as an independent publicly traded entity following the distribution.

         Trey Resources issued $40,000 in convertible debentures to The May Davis Group in March 2003, and $100,000 in convertible debentures to Cornell Capital Partners in September 2003. These debentures are convertible into shares of Class A common stock of Trey Resources at a price equal to either (a) an amount equal to 120% of the closing bid price of the Class A common stock of Trey Resources as of the date of the distribution to our stockholders of shares of Class A common stock of Trey Resources or (b) an amount equal to 80% of the average closing bid price of the Class A common stock of Trey Resources for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. At Trey Resources' option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004.

         In January 2003, Trey Resources entered into an equity line of credit agreement. Under this agreement, Trey Resources may issue and sell to Cornell Capital Partners shares of its Class A common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Trey Resources will be entitled to commence drawing down on its equity line of credit when its Class A common stock under the equity line of credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock of Trey Resources during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. To date, Trey Resources has not drawn down on the equity line of credit.

         On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners in January 2003. In connection therewith, we agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of securities purchase agreements between Trey Resources and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if Trey Resources defaults in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance under the Equity Line of Credit on the day of any such default, in the amount of $250,000 in order to repay to the principal amount of the convertible debentures plus $50,000 within seven days of default by Trey Resources. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, we shall have the right to terminate the guaranty at any time by providing written notice of such termination.

         In January 2003, Trey Resources entered into a separate employment agreement with Mr. Mahoney, our president, chief executive officer, chief financial officer and sole director, pursuant to which Mr. Mahoney shall act as Chairman of the Board of Trey Resources upon completion of our proposed spin-off of Trey Resources. The agreement calls for annual compensation of $180,000 per annum, and the usual and customary perquisites and benefits valued at approximately $25,000. The agreement also provides for a bonus of $350,000 to be paid upon successful completion of the proposed spin-off of Trey Resources.

         Trey Resources has agreed to assume $250,000 of such outstanding indebtedness under the promissory note we issued to Jerome R. Mahoney on March 12, 2001, as amended on August 12, 2002 (described above), upon consummation of our proposed spin-off of Trey Resources. The debt will be subject to a promissory note having substantially the same terms the promissory note we issued to Mr. Mahoney. Mr. Mahoney may, at his sole discretion, convert such debt into Class B Common Stock of Trey Resources at the rate of one dollar per share, which stock will be convertible at any time into Class A common stock at a rate equal to 50% of the lowest price that Trey Resources issues shares of Class A common stock of Trey Resources subsequent to the date of the note.

         Mr. Mahoney has agreed to forego receipt of Trey Resource's Class A common stock that he otherwise would have been eligible to receive from the proposed spin-off of Trey Resources by virtue of his ownership of our Class B common stock.

         In February 2003, we entered into an administrative services agreement with Trey Resources, pursuant to which, upon consummation of the proposed spin-off of Trey Resources, we will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for our services under the administrative services agreement, Trey Resources has agreed to pay us an annual fee of approximately $95,000. We believe that the fees for these services are less than the fees that Trey Resources would incur if it had obtained these services through other sources.

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

4.1 Debenture No. 1 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

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

10.26     Promissory Note dated as of November 27, 2002 given by iVoice, Inc.
          to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

10.27 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

10.28 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. . (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.29 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. . (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.30 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments . (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.31 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP . (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.32 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004).

10.33 Form of Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc.(incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.34 Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.35 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and 10.35 iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.36 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.37 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
          2003).

10.38 Form of 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.39 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
          2003).

10.40     Consulting Services Agreement dated July 27, 2003 between iVoice,
          Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14,
          2003).

13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference and previously filed with the Commission.

14.1      Code of Ethics filed herein.*

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*

--------------
         *  Filed herewith

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 15.    Principal Accountant Fees and Services

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2003 and December 31, 2002 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


Services                                            2003           2002
------------------------------------------------------------------------
Audit Fees                                       $19,775        $18,200
Audit - Related Fees                                   -              -
Tax fees                                          $1,000         $1,000
All Other Fees                                         -              -
Total                                            $20,775        $19,700


         Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:            March 30, 2004

                                            iVoice, Inc..

                                            By:/s/  JEROME R MAHONEY
                                            -----------------------
                                            Jerome R. Mahoney

                                            President, Chief Executive Officer,

                                            Chief Financial Officer and Director

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

4.1 Debenture No. 1 issued by iVoice.com, Inc. for $50,000 in 12% Secured Convertible Debenture Due December 1, 2000 to AJW Partners, LLC on October 29, 1999 (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 17, 2000).

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

10.15 Equity Line of Credit Agreement dated as of June 2002 between iVoice, Inc. and Cornell CHapital Partners, L.P. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2 filed on July 2, 2002).

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

10.26     Promissory Note dated as of November 27, 2002 given by iVoice, Inc.
          to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

10.27 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003 ).

10.28 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. . (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.29 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. . (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.30 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments . (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.31 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP . (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.32 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004).


10.33 Form of Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. .(incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.34 Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. . (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.35 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.36 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.37 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
          2003).

10.38 Form of 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.39 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
          2003).

10.40     Consulting Services Agreement dated July 27, 2003 between iVoice,
          Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14,
          2003). Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference and previously filed with 13.1 the Commission.

13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference and previously filed with the Commission.

14.1      Code of Ethics filed herein*

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*

------------
     * Filed herewith
                                  iVOICE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                  iVOICE, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------



                                                                        Page
                                                                        ----

INDEPENDENT AUDITOR'S REPORT                                             1

FINANCIAL STATEMENTS

         Balance Sheets                                                  2 -3

         Statements of Operations                                        4

         Statements of Stockholders' Deficiency                          5 - 8

         Statements of Cash Flows                                        9 - 12

NOTES TO FINANCIAL STATEMENTS                                            13 - 31

                          Mendlowitz Weitsen, LLP, CPAs
               K2 Brier Hill Court, East Brunswick, NJ 08816-3341
            Tel: 732.613.9700 Fax: 732.613.9705 E-mail: mw@MWLLP.com
                                  www.mwllp.com


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                         MENDLOWITZ WEITSEN, LLP

East Brunswick, New Jersey
March 10, 2004
                          iVOICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                                       December 31,
                                                                                                       ------------

                                                                                                    2003             2002
                                                                                            --------------     ------------

CURRENT ASSETS
  Cash and cash equivalents                                                                 $    4,506,608     $    566,345
  Accounts receivable, net of allowance for
   doubtful accounts of $2,700 and $2,700                                                           38,738           15,187
  Inventory                                                                                         22,586           31,878
  Costs in excess of billings on uncompleted jobs                                                    3,947           23,778
  Net current assets of discontinued operations                                                     59,548                -
  Prepaid expenses and other current assets                                                        173,885            7,558
                                                                                            --------------     ------------

      Total current assets                                                                       4,805,312          644,746
                                                                                            --------------     ------------

PROPERTY AND EQUIPMENT, net                                                                         38,842           70,186
                                                                                            --------------     ------------

OTHER ASSETS
  Software license costs, net of accumulated amortization of $489,600 and $380,800                  45,400          163,200
  Net long-term assets of discontinued operations                                                    9,000                -
  Intangible assets, net of accumulated amortization of $2,760 and $0                              131,046           97,486
  Deposits and other assets                                                                          7,000            7,000
                                                                                            --------------     ------------

      Total other assets                                                                           192,446          267,686
                                                                                            --------------     ------------

TOTAL ASSETS                                                                                 $   5,036,600      $   982,618
                                                                                            ==============     ============

     The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                                                    2003               2002
                                                                                               -----------      -----------
CURRENT LIABILITIES
    Obligations under capital leases - current                                                   $       -       $   13,928
    Accounts payable and accrued expenses                                                          326,991          360,106
    Notes Payable    -                                                                             234,667
    Due to related parties                                                                         472,828          615,259
    Net current liabilities of discontinued operations                                             637,467                -
    Convertible debentures                                                                         140,000          115,800
    Deferred maintenance contracts                                                                  26,321           24,156
                                                                                               -----------      -----------

    Total current liabilities                                                                    1,603,607        1,363,916


       Total liabilities                                                                         1,603,607        1,363,916
                                                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $1 par value; Authorized shares - 1,000,000;
       Issued and outstanding shares - none                                                              -                -
    Common stock, Class A:
       2003 - no par value; Authorized 10,000,000,000
           4,719,808,096 shares issued, 4,719,208,096 shares outstanding
       2002 - par value $.001, Authorized shares - 600,000,000
           518,691,163 shares issued, 518,091,163 shares outstanding                            19,954,737          518,091
    Common stock, Class B: - no par value, Authorized shares - 3,000,000
2003     - par value $.01; authorized 50,000,000
              2,204,875 shares issued, 1,799,875 shares outstanding,
2002     - no par value, Authorized shares - 3,000,000
              2,204,875 shares issued, 1,858,875 shares outstanding.                                   127              186
    Additional paid in capital                                                                           -       13,619,554
    Accumulated deficit                                                                        (16,493,071)     (14,490,329)
    Treasury stock, 2002 - 600,000 Class A shares, at cost                                         (28,800)         (28,800)
                                                                                               -----------      -----------


       Total stockholders' equity  (deficiency)                                                  3,432,993         (381,298)
                                                                                               -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                        $ 5,036,600      $   982,618
                                                                                               ===========      ===========

     The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Years Ended
                                                                                December 31,
                                                                                ------------
                                                                             2003             2002
                                                                        -------------      -----------

SALES, net                                                              $    442,987     $    645,510

COST OF SALES                                                                179,512          184,306
                                                                        -------------      -----------

GROSS PROFIT                                                                 263,475          461,204
                                                                        -------------      -----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                                         100,178          129,777
    General and administrative expenses                                      925,618        1,504,820
    Research and development                                                 187,685          228,807
    Bad debt expense -                                                        70,443
    Write-off of goodwill                                                          -          175,547
    Depreciation and amortization                                            149,453          131,175
                                                                        -------------      -----------

       Total selling, general and administrative expenses                  1,362,934        2,240,569
                                                                        -------------      -----------

LOSS FROM CONTINUING OPERATIONS                                           (1,099,459)      (1,779,365)
                                                                        -------------      -----------

OTHER INCOME \ (EXPENSE)
    Other income     146,649                                                 180,979
    Gain on Sale of Securities Held for Sale                                 101,237                -
    Interest expense                                                        (753,564)        (439,645)
                                                                        -------------      -----------
       Total other expense                                                  (505,678)        (258,666)
                                                                        -------------      -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       (1,605,137)      (2,038,031)

PROVISION FOR INCOME TAXES                                                         -                -
                                                                        -------------      -----------
NET LOSS FROM CONTINUING OPERATIONS                                       (1,605,137)      (2,038,031)

COSTS IN CONNECTION WITH SPIN-OFF                                             67,828                -

LOSS FROM DISCONTINUED OPERATIONS
    Loss from Discontinued Operations - Trey Resources, Inc.                 329,777           21,429
                                                                        -------------      -----------

NET LOSS                                                                $ (2,002,742)    $ (2,059,460)
                                                                        =============    =============

NET LOSS PER COMMON SHARE
    Continuing Operations:
       Basic                                                            $      (.00 )    $       (.02)
                                                                        =============    =============
       Diluted                                                          $      (.00 )    $       (.02)
                                                                        =============    =============
    Discontinued Operations:
       Basic                                                            $      (.00 )    $       (.00)
                                                                        =============    =============
       Diluted                                                          $      (.00 )    $       (.00)
                                                                        =============    =============

     The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                              Common Stock Class A         Common Stock Class B

                                                              Shares          Amount       Shares       Amount
                                                              ------          ------       ------       ------

      Balance at January 1, 2003                            518,091,163     $ 518,091    1,858,875        $ 186

      Collection of stock subscriptions                               -             -            -            -

      Issuance of common stock for services                 306,666,667        30,667            -            -

      Purchase of treasury stock                                      -             -            -            -

      Issuance of common stock for cash                   2,756,142,084       322,863            -            -

      Issuance of common stock for compensation                       -             -            -            -

      Issuance of convertible debentures                              -             -            -            -

      Issuance of stock on conversion of Class B shares     610,318,926        61,032     (59,000)         (59)

      Issuance of stock on debenture conversion             466,859,715        49,386            -            -

      Issuance of stock on interest conversion               61,129,541         6,113            -            -

      Adjustment for change in par value                              -    18,966,585            -            -



      Net loss for the year ended December 31, 2003                  -              -            -            -
                                                              --------       --------     --------     --------

      Balance at December 31, 2003                       $4,719,208,096   $19,954,737   $1,799,875        $ 127
                                                         ==============   ===========   ==========   ==========


     The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                  Stock                        Additional                            Total
                                              Subscriptions     Treasury        Paid in        Accumulated       Stockholders'
                                                Receivable       Stock          Capital          Deficit          Deficiency
                                                ----------     ----------      ----------      ----------         ----------

Balance at January 1, 2003                     $         -       $(28,800)     $13,619,554     $(14,490,329)      $ (381,298)

Collection of stock subscriptions                        -             -                 -                 -                -

Issuance of common stock for services                    -             -           348,833                 -          379,500

Purchase of treasury stock                               -             -                 -

Issuance of common stock for cash                        -             -         4,910,780                 -        5,233,643

Issuance of common stock for compensation                -             -                 -                 -                -

Issuance of convertible debentures                       -             -            35,000                 -           35,000

Issuance of stock on conversion of Class B               -             -
shares                                                                            (60,973)                 -                -

Issuance of stock on debenture conversion                -             -            66,414                 -          115,800

Issuance of stock on interest conversion                 -             -            46,977                 -           53,090

Adjustment for change in par value                       -             -      (18,966,585)                 -                -


Net loss for the year ended December 31, 2003            -             -                 -       (2,002,742)      (2,002,742)
                                                 ----------     ----------       ----------     ============      ===========
Balance at December 31, 2003                       $     -       $(28,800)         $     -     $(16,493,071)      $ 3,432,993
                                                 ==========     ==========       ==========    =============      ===========


The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                          Common Stock Class A       Common Stock Class B

                                                         Shares          Amount       Shares       Amount
                                                         ------          ------       ------       ------

Balance at January 1, 2002                            154,123,517     $1,175,278      354,000       $  36

Collection of stock subscriptions                               -              -            -           -

Issuance of common stock for services                  34,460,000         34,460            -           -

Purchase of treasury stock                                      -              -            -           -

Issuance of common stock for cash                     173,362,846        173,363            -           -

Issuance of common stock for compensation                       -              -            -           -

Issuance of convertible debentures                              -              -            -           -

Issuance of stock on conversion of Class B shares               -              -    1,504,875         150

Issuance of stock on debenture conversion             148,465,066        148,465            -           -

Issuance of stock on interest conversion                8,279,734          8,280            -           -

Adjustment for change in par value                              -    (1,021,755)            -           -



Net loss for the year ended December 31, 2002                   -              -            -           -
                                                        ---------       --------     --------    --------

Balance at December 31, 2002                         $ 518,091,163     $ 518,091   $ 1,858,875   $    186
                                                     =============     =========   ===========   ========


The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                      Stock                        Additional                              Total
                                                  Subscriptions     Treasury        Paid in          Accumulated       Stockholders'
                                                    Receivable       Stock          Capital            Deficit          Deficiency
                                                     ----------    ----------      -----------       -------------      -----------

Balance at January 1, 2002                         $ (783,750)         $   -       $10,568,103       $ (12,430,869)     $(1,471,202)

Collection of stock subscriptions                      783,750             -                 -                   -          783,750

Issuance of common stock for services                        -             -           158,260                   -          192,720

Purchase of treasury stock                                   -      (28,800)                 -                             (28,800)

Issuance of common stock for cash                            -             -            80,302                   -          253,665

Issuance of common stock for compensation                    -             -                 -                   -                -

Issuance of convertible debentures                           -             -            63,750                   -           63,750

Issuance of stock on conversion of Class B                   -             -
shares                                                                               1,504,725                   -        1,504,875

Issuance of stock on debenture conversion                    -             -           130,535                   -          279,000

Issuance of stock on interest conversion                     -             -            92,124                   -          100,404

Adjustment for change in par value                           -             -         1,021,755                   -                -


Net loss for the year ended December 31, 2002                -             -                 -         (2,059,460)      (2,059,460)
                                                     ----------    ----------      -----------       -------------      -----------

Balance at December 31, 2002                           $     -     $(28,800)       $13,619,554       $(14,490,329)      $ (381,298)
                                                     ==========    ==========      ===========       =============      ===========

The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    For the Years Ended
                                                                                                        December 31,
                                                                                                        ------------
                                                                                                   2003             2002
                                                                                              -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                                   $ (2,002,742)    $ (2,059,460)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities
   Depreciation and amortization                                                                    38,348           40,588
   Amortization of prepaid expense                                                                 147,000          326,667
   Amortization of intangibles                                                                       2,760                -
   Amortization of software licenses                                                               108,800          108,800
   Bad debt expense                                                                                      -           70,558
   Write-off of goodwill                                                                                 -          175,833
   Gain on sale of securities held for sale                                                       (101,237)               -
   Forfeited employee stock compensation                                                                 -          (28,800)
   Stock option discounts                                                                                -          316,750
   Debt issue costs                                                                                      -          216,977
   Discount on interest conversion                                                                  24,497                -
   Common stock issued for services                                                                      -           74,380
   Common stock issued for interest                                                                 28,584           15,460
      Changes in certain assets and liabilities:
      Accounts receivable                                                                          (23,551)          19,189
      Inventory                                                                                      9,292          (11,292)
      Other assets                                                                                 (18,327)           4,036
      Accounts payable and accrued expenses                                                        622,421          421,713
      Deferred revenue                                                                              21,996          (43,239)
                                                                                              -------------    -------------

   Total cash used in operating activities                                                      (1,142,159)        (351,840)
                                                                                              -------------    -------------


The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                                   For the Years Ended
                                                                                                       December 31,
                                                                                                       ------------
                                                                                                   2003             2002
                                                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                               (7,004)          (3,649)
   Investment in securities held for sale                                                          (50,000)               -
   Proceeds form dispositions in securities held for sale                                          151,237                -
   Purchase of intangibles                                                                          (9,320)          (2,020)
                                                                                              -------------    -------------

   Total cash provided by (used in) investing activities                                            84,913           (5,669)
                                                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                                                      5,233,652          253,662
   Proceeds from related party loans                                                                     -            3,000
   Repayments of related party loans                                                              (123,000)        (120,000)
   Collections of stock subscriptions                                                                    -          317,000
   Proceeds from notes payable                                                                   1,700,000          470,000
   Repayment of notes payable                                                                   (1,934,667)        (235,333)
   Repayment of capital leases payable                                                             (13,928)         (35,018)
   Repayment of convertible debentures                                                                   -          (70,000)
   Sale of convertible debentures                                                                  140,000          255,000
                                                                                              -------------    -------------

   Total cash provided by financing activities                                                   5,002,057          838,311
                                                                                              -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        3,944,811          480,802

CASH AND EQUIVALENTS - Beginning of period - Continuing Operations                                 566,345           85,543
                                                                                              -------------    -------------
CASH AND EQUIVALENTS - Beginning of period - Discontinued Operations                                     -                -
                                                                                              -------------    -------------

CASH AND EQUIVALENTS - END OF PERIOD - Continuing Operations                                $    4,506,608    $     566,345
                                                                                            ==============    =============
CASH AND EQUIVALENTS - END OF PERIOD - Discontinued Operations                              $        4,548    $           -
                                                                                            ==============    =============
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                         $          700    $       7,196
                                                                                            ==============    =============
   Income taxes                                                                             $            -    $           -
                                                                                            ==============    =============

The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2003
------------------------------------

During the year ended December 31, 2003, the Company:

a) issued 235,000,000 shares of Class A common stock for consulting services valued at $315,000.

b) issued 71,666,667 shares of Class A common stock for legal services valued at $64,500.

c) issued 466,859,715 shares of its Class A common stock for the repayment of $115,800 in principal on its 12% Convertible Debentures.

d) issued 58,405,204 shares of its Class A common stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

e) issued 2,758,866,421 shares of Class A common stock with a total value of $5,237,730. Of this amount, $4,764,688 was for repayment of principal and $4,087 was for the repayment of interest on notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $468,955 was market discount charged to expense.


The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

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

h) During the year ended December 31, 2002, the Company issued 173,362,846 shares of Class A common stohck with a total value of $253,665. Of this amount, $235,333 was for repayment of principal on $470,000 of notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $18,332 was market discount charged to expense.

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

The accompanying notes are an integral part of the financial statement
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

          On August 24, 2001, the Company amended its certificate of incorporation to change its name from iVoice.com, Inc. to iVoice, Inc.

          On April 25, 2003, the Company formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

          In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and its Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. It is intended that Trey Resources will own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution.

          The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


     b)   Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its inactive subsidiaries Trey Resources, Inc. and iVoice Acquisition 2, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     f)   Advertising Costs
          Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2003 and 2002, advertising expense amounted to $6,868 and $19,254, respectively.

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

     For the year ending December 31, 2003, two customers represented 13.7% and 8.3% of our total revenues for the annual period. For the year ended December 31, 2002, the Company's largest customer represented 5.4% of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

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

     k)   Software License Cost
          Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No.
          121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. No impairment loss was recognized as of December 31, 2003.

     l)   Income Taxes
          The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


     m)   Financing Costs
          Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are expensed as incurred.

     n)   Debt Issue Costs
          Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company changed its method of accounting for these costs and charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

     o)   Fair Value of Financial Instruments
          The Company estimates that the fair value of all financial instruments at December 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

          The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


          period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                         As of December 31,
                                                         ------------------
                                                      2003               2002
                                                      ----               ----
          Basic and Diluted EPS Purposes         2,614,213,349       238,826,772
                                                 =============       ===========

     r)   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2003 and 2002, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

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

          SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that no future benefit for these assets exists. As detailed in Note 4 to these statements, management has expensed a total of $175,833 in the year ending December 31, 2002, related to the carrying value of its goodwill and is separately stated in the Consolidated Statement of Operations.

          SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


          APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

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

          In January 2003, FASB Interpretation No. 46 ("FIN No. 46"),"Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

          During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


          embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently, this standard has not had a material effect on the Company's financial statements.

          In May 2003, the FASB issued "SFAS 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". "SFAS 150" requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, this standard has no effect on the Company's financial statements.

NOTE 2  - DISCONTINUED OPERATIONS
---------------------------------

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

          The summarized results of operations for the year ended December 31, 2003 and 2002 are as follows:

                                                 2003             2002
                                             -----------        ---------
          Revenues                           $     1,350        $   1,050
          Cost of Revenues                           435                -
                                             -----------        ---------
          Gross profit                               915            1,050
          Operating Expenses                     379,306           22,058
                                             -----------        ---------
          Operating Loss                        (377,956)         (21,008)
          Other expense                           19,214              421
          Provision for income taxes                   -                -
                                             -----------        ---------
          Net Loss                             $(397,605)        $(21,429)
                                             ============       ==========
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

          Property and equipment is summarized as follows:

                                                         December 31,
                                                         ------------
                                                    2003                2002
                                               -------------       -------------
          Equipment                            $      69,322       $      62,443
          Leasehold improvements                      11,454              11,454
          Furniture and fixtures                     123,519             123,394
                                               -------------       -------------
                                                     204,295             197,291
          Less:  Accumulated depreciation            165,453             127,105
                                               -------------       -------------
             Property and equipment, net       $      38,842       $      70,186
                                               =============       =============

          Depreciation expense for the years ended December 31, 2003 and 2002 was $38,348 and $40,588, respectively.

NOTE 4 - GOODWILL AND INTANGIBLES
---------------------------------

          In May and in December 2003, the company was issued two patents by the U.S Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment at December 31, 2003. In doing so, management has determined that no write-down for impairment is required.

          Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

          During the year ended December 31, 2002, the Company had assessed the value of the intangible assets reflected as goodwill on its books and has determined that no future benefit for these assets exists in accordance with SFAS No. 142. Accordingly for the year ended December 31, 2002, management has expensed a total of $175,833, related to goodwill recorded in connection with the merger with ThirdCAI, Inc.

          Total remaining intangible assets, consisting of costs associated with the Company's patent applications amounted to $133,806 less accumulated amortization of $2,760. At December 31, 2002, intangible assets totaled $97,486 net of accumulated amortization of $0.



NOTE 5 - COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS
----------------------------------------------------------------
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


          Costs in excess of billings/(billings in excess of costs and estimated earnings) on uncompleted contracts as of December 31, 2003 and 2002 consists of the following:


                                                         December 31,
                                                         ------------
                                                   2003                2002
                                               -------------       -------------
         Costs incurred on uncompleted
          contracts                             $     13,245        $     40,637
         Estimated earnings                            4,525              87,030
                                               -------------       -------------
                                                      17,791             127,667
         Less billings to date                        13,844             103,889
                                               -------------       -------------
                                                $      3,947         $    23,778
                                               =============       =============

NOTE 6 - INCOME TAXES
---------------------

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                                        (34.0)%
             Deferred Tax Charge (Credit)                                  -
             Effect on Valuation Allowance                                38.7 %
          State Income Tax, Net of Federal Benefit                        (4.1)%
                                                                         -------
          Effective Income Tax Rate                                        0.0 %
                                                                         =======

          As of December 31, 2003 and 2002, the Company had net operating loss carry forwards of approximately $10,800,000 and $8,800,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2016. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

          For state income taxes, the Company's net operating loss carry forwards have been reduced by $5,830,567. During the years ended 2003 and 2002, the company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After related commissions and expenses related to application submission the Company received cash proceeds of $146,649 and $152,474 for the years ended December 31, 2003 and 2002 respectively.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

          liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                         December 31,
                                                         ------------
                                                   2003               2002
                                               --------------     --------------
          Net Operating Loss Carry forwards    $   4,200,000      $   3,430,000
          Less:  Valuation Allowance              (4,200,000)        (3,430,000)
                                               --------------     --------------
          Net Deferred Tax Assets              $           -      $            -
                                               ==============     ==============

          Net operating loss carry forwards expire starting in 2007 through 2018.

NOTE 7 - NOTE PAYABLE
---------------------

          In August and November, 2002 the Company issued promissory notes payable to Cornell Capital Partners, LP totaling $470,000 for advances on the equity-line financing agreement entered into with Cornell in June, 2002.

          The note maturities range from 120 to 150 days from the date of issue with interest accruing at rates ranging from 8% to 12%per annum on any balance left unpaid after the maturity date. At December 31, 2003 all amounts owed were repaid with Class A common stock issued under the equity-line financing agreement with Cornell Capital. At December 31, 2002, a total of $235,333 had been repaid through the issuance of 173,362,846 Class A common shares leaving an unpaid balance of $234,667.

NOTE 8 - DUE TO RELATED PARTIES
-------------------------------

          Due to related parties consisted of amounts due to the officers of the company as follows:

          During the period from June 2000 to April 2002, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney, which accrues interest at 9.5% per year on the unpaid balance.

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

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

          On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of December 31, 2003 and 2002, the remaining outstanding balance owed to Mr. Mahoney amounted to $722,828 and $547,926, respectively.


NOTE 9 - CONVERTIBLE DEBENTURES
-------------------------------

          In January 2003, the Company, through its Trey Resources, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At December 31, 2003, a total of $140,000 in debenture proceeds has been received so far and is outstanding as of that date.

          In October 1999, the Company's issued convertible debentures totaling $500,000 bearing interest at 12% per annum and payable on December 1, 2000. The debentures are convertible into shares of the Company's Class A Common Stock at the option of the holder by dividing the outstanding principal and interest by the conversion price which shall equal 50% of the average bid price during the 20 trading days before the conversion date. As of December 31, 2002, $384,200 in principal and $99,644 in accrued interest had been converted into 30,463,005 shares of the Company's Class A Common Stock. At December 31, 2003 all amounts owed under the terms of the 12% debentures were repaid with Class A common stock. The outstanding principal balance at December 31, 2002 was $115,800 plus accrued interest of $23,519.


NOTE 10 - CAPITAL LEASE OBLIGATIONS
-----------------------------------

          During the year ended December 31, 2000, the Company incurred two capital lease obligations totaling $92,895 in connection with the acquisition of computers and office furniture.

          The future minimum lease payments due under the capital leases at December 31, are follows:

                                                                              2003            2002
                                                                             ------          ------

          Lease payable for computer equipment, payable
          at $1,367 per month, including interest at 22.31%.
          Final payment is due June 2003.                                  $       -       $   7,693

          Lease payable for furniture, payable at $2,151 per

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

          month, including interest at 20.79%. Final payment
          due April 2003.                                                          -           6,235
                                                                           ---------       ---------

          Present value of net minimum lease payments                      $       -       $  13,928
                                                                           =========       =========

          The future minimum lease payments                                $       -       $  14,653
          Less amount representing interest                                        -             725
                                                                           ---------       ---------
          Present value of net minimum lease payments                              -          13,928
          Less current portion                                                     -          13,928
                                                                           ---------       ---------

                  Long term capital lease obligations                      $       -       $       -
                                                                           =========       =========

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

          Rent expense under operating leases for the year ended December 31, 2003 and 2002 was $99,568 and $96,868, respectively.

     b) On May 1, 1999, the Company entered into a five-year employment agreement with its majority stockholder (the "Executive"). He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Executive a sum of $180,000 the first year with a 10% increase every year thereafter.

     c) In December 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $20.0 million to raise capital to fund the Company's working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay lowest closing bid price of the Class A common stock on the Over-the-Counter Bulletin Board during the five consecutive trading day period immediately following our request for such advance, subject to the provisions of the Equity Line of Credit Agreement. In January 2004, pursuant to the agreement with Cornell Capital Partners, LP, the Company registered for resale on Form SB-2, 3,993,939,394 shares of Class A common stock with the Securities and Exchange Commission. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


          d) In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and the Automated Reminder software business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. It is intended that Trey Resources will own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution.

          e) In connection with the proposed distribution to stockholders of shares of Class A common stock of Trey Resources and the Automated Reminder business, the Company intends to allocate to Trey Resources corporate assets, liabilities and expenses related to the Automatic Reminder software business, based on an estimate of the proportion of such amounts allocable to Trey Resources, utilizing factors such as total revenues, employee headcount and other relevant factors.

          f) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, upon consummation of the proposed spin-off of Trey Resources, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

          g) On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners in January 2003. In connection therewith, iVoice has agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of securities purchase agreements between Trey Resources and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


               agreements and the related documents. Under the guaranty, if Trey Resources defaults in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance under the Equity Line of Credit on the day of any such default, in the amount of $250,000 in order to repay to the principal amount of the convertible debentures plus $50,000 within seven days of default by Trey Resources. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination.

          h) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 8.

NOTE 12 - COMMON STOCK
----------------------

               Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

          a) Class A Common Stock Class A Common Stock consists of the following as of December 31, 2003: 10,000,000,000 shares of authorized common stock with no par value, 4,719,808,096, shares were issued and 4,719,208,096 shares were outstanding.

               Each holder of Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata. Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. The Company has not paid any dividends on its common stock and management does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance growth.

              For the year ended December 31, 2003, the Company had the following transactions in its Class A Common Stock:

               1. The Company issued 235,000,000 shares of its Class A Common Stock for consulting services rendered valued at $315,000.

               2. The Company issued 71,666,667 shares of its Class A Common Stock for consulting services rendered valued at $315,000

               3. The Company issued 466,859,715 shares of Class A Common Stock for the conversion of $115,800 in debenture principal on its 12% convertible debentures
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


               4. The Company issued 58,405,204 shares of its Class A common stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

               5. The Company issued 2,758,866,421 shares of Class A common stock for repayment of $4,764,688 in principal, $4,087 in interest and $468,955 in discount on notes payable issued for advances on the equity line financing with Cornell Capital Partners, LP

               6. The Company issued 610,318,926 shares of Class A common stock upon conversion of 59,000 shares of Class B common stock.

          b) Class B Common Stock Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of December 31, 2003, there are 2,204,875 shares issued and 1,799,875 shares outstanding

               Pursuant to the conversion terms of the Class B Common stock, on December 31, 2003, the 1,799,875 outstanding shares of Class B common stock are convertible into 29,506,147,541 shares of Class A common stock.

               For the year ended December 31, 2003, the Company had the following transactions in its Class B Common Stock:

               1. A total of 59,000 Class B shares were converted into 610,318,926 Class A shares.

          c) Preferred Stock Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2003, no shares were issued or outstanding.

NOTE 13 - STOCK OPTIONS
-----------------------
                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

          The Company did not issue any stock options for the year ended December 31, 2003.

          During 2002, the Company issued various options as follows:

          a) On August 23, 2002, the Company issued to one of its employees, options to purchase 5,000,000 shares of iVoice Class A Common Stock at a price of $.009 per share. The options vest at 25% per year and expire five-years from the date of issue.

          Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2003:

            Expiration Date                      Exercise Price           Shares
            ---------------                      --------------        ---------
            January 5, 2004                           .1200               10,000
            January 21, 2004                          .1177               10,000
            February 5, 2004                          .1430               10,000
            March 17, 2004                            .0869               15,000
            April 6, 2004                             .0583               15,000
            August 17, 2005                           .1406            5,490,000
            January 9, 2006                           .1045              200,000
            February 27, 2006                         .1406               87,310
            February 28, 2006                         .1458               78,000
            March 13, 2006                            .1221               39,200
            April 30, 2006                            .1323              343,750
            November 14, 2006                         .0470              250,000
                                                                       ---------
                                                                       6,548,260
                                                                       =========

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

          The following employee options have been exercised to date:

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


             Optionee            Exercised           # Shares              Price
          --------------         ---------           ---------             -----
          Joel Beagleman         03/20/00            9,000,000             0.033

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

                                                         December 31,
                                                         ------------
                                                   2003               2002
                                               --------------     --------------
          As Reported                          $(2,002,742)       $(2,059,460)
                                               ==============     ==============
          Proforma                             $(2,002,742)       $(2,506,143)
                                               ==============     ==============

          Basic Loss Per Share
           As Reported                         $      (.00)       $      (.02)
                                               ==============     ==============
           Proforma                            $      (.00)       $      (.02)
                                               ==============     ==============

          The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 2.00% and 4.30% respectively; and expected life of
          3.21 and 4.21 years, respectively.

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

The following summarizes the stock option and warrant transactions:

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         Weighted          Other               Weighted
                                                       Employee           Average          Options             Average
                                                  Stock Options          Exercise           and                Exercise
                                                    Outstanding           Price            Warrants             Price
                                                    ------------         --------          ---------        -----------

         Balance, January 1, 2002                     1,946,083           $  .257          6,558,260        $     0.135
           Granted                                    5,000,000           $  .009                 -         $     0.000
           Exercised                                         -            $  .000                 -         $     0.000
           Canceled                                     (55,000)          $  .023                (-)        $     0.000
                                                    ------------         --------          ---------        -----------

         Balance, December 31, 2002                   6,891,083           $  .077          6,558,260        $     0.135
                                                    ===========          ========          =========        ===========
           Granted                                           -            $  .000                 -         $     0.000
           Exercised                                         -            $  .000                 -         $     0.000
           Canceled                                  (6,891,083)          $  .077            (10,000)       $     0.010
                                                    ------------         --------          ---------        -----------

         Balance, December 31, 2003                           -           $     -          6,548,260        $     0.135
                                                    ===========          ========          =========        ===========


         Outstanding and Exercisable,
          December 31, 2002                             705,333           $  .389          6,558,260        $     0.135
                                                    ===========          ========          =========        ===========

         Outstanding and Exercisable,
          December 31, 2003                                   -           $     -          6,548,260        $     0.135
                                                    ===========          ========          =========        ===========


          In accordance with the provisions of the plan, it has been concluded that the 1999 Employee Stock Option Plan was to automatically terminate if the plan did not receive ratification and approval by the affirmative vote of the holders of the majority of the Company's outstanding shares of capital stock within 12 months following the plan adoption. Consequently, no such ratification or approval occurred within the permitted time frame. As a result, all remaining issued and outstanding options have been canceled as of December 31, 2003.

NOTE 14 -  GOING CONCERN
------------------------

          For the year ended December 31, 2002, the consolidated financial statements were prepared assuming that the Company will continue as a going concern. As of December 31, 2002, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raised substantial doubt about the Company's ability to continue as a going concern.

          During the year ended December 31, 2003, the Company has been able to raise sufficient working capital through its Equity Line of Credit financing agreement with Cornell Capital Partners, LP to meet its operating requirements at their current level for al least the next 24 months. As a result, this increase in working capital has significantly reduced the doubt regarding the Company's ability to continue as a going concern.

                          iVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 15 -  SUBSEQUENT EVENTS
----------------------------

          On February 13, 2004, the Company completed its anticipated spin-off of Trey Resources, Inc. through the issuance of one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held as of the record date of February 9, 2004. Trey is engaged in the development of automatic appointment reminder technology and will operate as a publicly traded stand-alone company. Effective with the spin-off date, iVoice, Inc., does not maintain any ownership interest in Trey Resources, Inc.