Form 10QSB
period 2004-03-31
IVOICE COM INC /DE
filed 2004-05-13
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Securities registered under Section 12(g) of the Exchange Act: Class A common, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____


Number of shares of Class A, common stock,
  No par value, outstanding as of May 10, 2004:              6,034,717,970
                                  iVOICE, INC.
                              FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                TABLE OF CONTENTS
                                -----------------

                                                                      Page No.
                                                                     ---------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheet - March 31, 2004
                  (Unaudited)                                           2

                  Consolidated Statements of Operation - For the three
                  months  ended March 31, 2004 and 2003                 3

                  Consolidated  Statements  of Cash Flows - For the
                  three months  ended March 31, 2004 and 2003         4 - 5

                  Notes to consolidated financial statements          6 - 11

          Item 2. Management's  Discussion and Analysis of Financial
                  Condition and Results of Operations                12 - 15

          Item 3. Controls and Procedures                              15


PART II. OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K                     15
                                  iVOICE, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                              $    7,057,274
Accounts receivable, net of allowance for doubtful accounts of $2,700                          22,447
Inventory                                                                                      20,122
Costs in excess of billings                                                                     1,678
Prepaid expenses and other current assets                                                     264,553
                                                                                       --------------
       Total current assets                                                                 7,366,074
                                                                                       --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of  $168,019                           37,871
                                                                                       --------------

OTHER ASSETS
Software license costs, net of accumulated amortization of $431,300                            22,700
Intangible assets                                                                             171,125
Deposits and other assets                                                                       7,000
                                                                                       --------------
       Total other assets                                                                     200,825
                                                                                       --------------

TOTAL ASSETS                                                                            $   7,604,770
                                                                                       ==============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                  $      214,784
Note payable                                                                                2,700,000
Due to related parties                                                                        514,052
Deferred revenues                                                                             191,157
                                                                                       --------------
         Total current liabilities                                                          3,619,993
                                                                                       --------------

          Total liabilities                                                                 3,619,993
                                                                                       --------------

COMMITMENTS AND CONTINGENCIES                                                                       -

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                                 -
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  5,870,709,300 shares issued; 5,491,870,865 shares outstanding                            21,367,394
Common stock, Class B - no par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,780,660 shares outstanding                                           108
Treasury stock, 600,000 Class A shares, at cost                                               (28,800)
Additional paid in capital                                                                    317,250
Accumulated deficit                                                                       (17,671,175)
                                                                                       --------------
         Total stockholders' deficiency                                                     3,984,777
                                                                                       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $   7,604,770
                                                                                       ==============

     The accompanying notes are an integral part of the financial statement.

                                       2

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   For the Three Months Ended
                                                                             March 31,
                                                                        2004             2003
                                                                  ---------------- -------------

SALES, net                                                         $     98,868       $  147,075

COST OF SALES                                                            39,458           60,901
                                                                  --------------    -------------

GROSS PROFIT                                                             59,410           86,174
                                                                  --------------    -------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                                     33,345           31,053
    General and administrative expenses                                 362,036          238,168
    Research and development                                             32,223           61,281
    Depreciation and amortization                                        27,797           32,046
                                                                  --------------    -------------
Total selling, general and administrative expenses                      455,401          362,548
                                                                  --------------    -------------

LOSS FROM CONTINUING OPERATIONS                                        (395,991)        (276,374)
                                                                  --------------    -------------

OTHER INCOME\(EXPENSE)
    Other income                                                         29,291            1,499
    Write-off of financing costs                                     (1,177,500)         (24,343)
    Interest expense                                                     (8,339)         (15,851)
                                                                  --------------    -------------
Total other income\(expense)                                         (1,156,548)         (38,695)
                                                                  --------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  (1,552,539)         (315,069)

PROVISION FOR INCOME TAXES                                                    -                -
                                                                  --------------    -------------

NET LOSS FROM CONTINUING OPERATIONS                                  (1,552,539)        (315,069)

COSTS IN CONNECTION WITH SPIN-OFF                                         2,131           25,689

LOSS FROM DISCONTINUED OPERATIONS
    Loss from Discontinued Operations - Trey Resources, Inc.             24,613            9,480
                                                                  --------------    -------------

NET LOSS                                                            $(1,579,283)      $ (350,238)
                                                                  =============    =============

NET LOSS PER COMMON SHARE
    Basic                                                         $ (      0.00)   $   (    0.00)
                                                                  =============    =============
    Diluted                                                       $ (      0.00)   $   (    0.00)
                                                                  =============    =============


    The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  For the Three Months Ended
                                                           March 31,
                                                       2004             2003
                                                 --------------   -------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                       $ (1,579,283)      $ (350,238)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                          2,566            9,470
   Amortization of prepaid expense                      73,346           23,333
   Amortization of intangibles                             281                -
   Amortization of software license                     24,950           27,200
   Loss from discontinued operations                    26,744                -
   Common stock issued for services                  1,010,000                -
   Changes in certain assets and liabilities:
           Accounts receivable                          16,293          (12,701)
           Inventory                                     2,464            7,891
           Accounts payable and accrued liabilities     72,017           50,703
           Deferred revenue                            167,105            2,194
           Other assets                               (218,500)             545
                                                 --------------   -------------
Total cash used in operating activities               (402,017)        (241,603)
                                                 --------------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                   (1,595)          (3,500)
   Purchase of intangibles                             (12,722)          (3,390)
                                                 --------------   -------------
Total cash used in investing activities                (14,317)          (6,890)
                                                 --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                            300,000          192,700
   Repayments of related party loans                   (33,000)         (30,000)
   Proceeds from notes payable                       3,000,000          140,000
   Repayment of notes payable                         (300,000)        (175,357)
   Sale of convertible debentures                            -           40,000
   Payment of capital lease obligations                      -           (9,975)
                                                 --------------   -------------
Total cash provided by financing activities          2,967,000          157,368
                                                 --------------   -------------

NET INCREASE\(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         2,550,666          (91,125)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      4,506,608          566,345
                                                 --------------   -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $  7,057,274     $    475,220
                                                 ==============   =============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                               $         -      $        577
                                                 ==============   =============
   Income taxes                                   $         -      $          -
                                                 ==============   =============

    The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2004:

a) During the three months ended March 31, 2004, the Company issued 303,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

b) During the three months ended March 31, 2004, the Company issued 106,761,565 shares of Class A common stock with a total value of $300,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the three months ended March 31, 2004, the Company issued 6,909,564 shares of Class A common stock for legal services related to the application for patents valued at $27,638.

d) During the three months ended March 31, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.


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

                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

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

          The result of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003

          Principles of Consolidation
          ---------------------------
          The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Acquisition 2, Inc. and Trey Resources, Inc. On February 11, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Statements of Operations and Cash Flows for the three-month periods ending March 31, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. The Statements of Operations and Cash Flows for the three-month period ending March 31, 2003 have also been reclassified to reflect Trey Resources as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                                  iVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

          The shares used in the computations are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   2004                 2003
                                               -------------      ------------
            Basic and Diluted purposes         5,418,393,300       774,416,425

NOTE 2  - NOTES PAYABLE

          On February 23, 2004 issued a promissory note totaling $3,000,000, payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell December, 2003.

          The note matures 120 days from the date of issue with interest accruing at 8% per annum on any balance left unpaid after the maturity date. At March 31, 2004, a total of $300,000 had been repaid through the issuance of 106,761,565 Class A common shares leaving an unpaid balance of $2,700,000.

NOTE 3 - DUE TO RELATED PARTIES

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

          On February 11, 2004, $250,000 of the amounts owed to Mr. Mahoney was transferred to Trey Resources Inc. pursuant to the spin-off transaction of Trey Resources. As of March 31, 2004, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $514,052.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

     d) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

     e) On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners in January 2003. In connection therewith, iVoice has agreed to provide a full and unconditional
                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES - Continued

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

     f) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 3.

NOTE 5 - COMMON STOCK

          Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a)   Class A Common Stock
          --------------------
          Class A Common Stock  consists of the  following as of March 31, 2004:
          10,000,000,000 shares of authorized common stock with no par value, 5,870,709,300, shares were issued and 5,491,870,865 shares were outstanding. Of the total shares issued, 378,238,435 shares have been placed into escrow for the purposes of facilitating the issuance of shares under the equity line of credit with Cornell Capital, LP and are not reflected as outstanding at March 31, 2004.

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

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 5 - COMMON STOCK -Continued

          For the year ended March 31, 2004, the Company had the following transactions in its Class A Common Stock:

               1). The Company issued 303,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

               2). The Company issued 106,761,565 shares of Class A common stock with a total value of $300,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

               3). The Company issued 6,909,564 shares of Class A common stock for legal services related to the application of patents valued at $27,638.

               4). During the three months ended March 31, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

               5). The Company issued 315,000,000 shares of Class A common stock upon conversion of 19,215 shares of Class B common stock.

     b)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2004, there are 2,204,875 shares issued and 1,780,660 shares outstanding

          Pursuant to the conversion terms of the Class B Common stock, on March 31, 2004, the 1,780,660 outstanding shares of Class B common stock are convertible into 29,191,147,541 shares of Class A common stock.

                                  iVOICE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 5 - COMMON STOCK -Continued

          In the three months ended March 31, 2004, a total of 19,215 Class B shares were converted into 315,000,000 Class A shares.

     c) Preferred Stock Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2004, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Financial Statements included herein.

Plan of Operation
-----------------

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

We continue to search for potential acquisition candidates with or without compatible technology and products, which Management believes can provide growth potential, are in a viable and stable market segment, and employ a current management team committed to the organization's long-term success. On April 1, 2004, we announced signing a Letter of Intent to acquire Ideal Ideas, Inc. and its technology portfolio of issued patents. Subsequently, the parties terminated the Letter of Intent and released each other from any obligations arising under the Letter of Intent.

March 31, 2004 compared to March 31, 2003
-----------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2004 were $98,868, as compared to $147,075 for the three months ended March 31, 2003, a decrease of $48,207 or 32.8%. The decrease in sales for the period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts.

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

Gross margin for the three months ended March 31, 2004 was $59,410 or 60.0%, as compared to $86,174 or 58.6% for the three months ended March 31, 2003. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The decrease in gross margin of $26,764 or 31.1% reflects lower sales volume in the current period versus the same period of the prior year.

Total operating expenses increased $92,853 or 25.6% from $362,548 for the three months ended March 31, 2003 to $455,401 for the three months ended March 31, 2004. The increase in operating expenses for the current quarter was principally a result of an increase in professional fees of $151,098 offset by a reduction in research and development costs of $29,266 and payroll costs of $30,074.

As of March 31, 2004, the Company had 7 full-time employees, 2 part-time consultants and 1 part-time employee for a total of 10 individuals.

The loss from continuing operations for the three months ended March 31, 2004 was $395,991 compared to $276,374 for the three months ended March 31, 2003, an increase of $119,617 or 43.3%

Other income totaling $1,499 for the three months ended March 31, 2003 was comprised entirely of interest income on cash reserves. Other income for the three months ended March 31, 2004, reflects interest income on cash reserves of $16,689 and $12,602 in income pursuant to the administrative service agreement with Trey Resources, Inc.

Other expenses for the three months ended March 31, 2004 reflect the write-off of financing costs of $1,177,500 comprised of fees, market discounts on stock issued and drawdown fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. This represents an increase of $1,153,157 over the three-month period ending March 31, 2003, which amounted to $24,343.

Interest expense of $8,339 was incurred for the three-month period ending March 31, 2004 versus $15,851 in the three months ending March 31, 2003, a decrease of $7,512 or 47.4% due to lower outstanding balances in the current period.

The Company incurred costs of $2,131 in three-month period ending March 31, 2004, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees. This amount represents a reduction of $23,558 from a total of $25,689 incurred in the three-month period ending March 31, 2003.

The loss from discontinued operations reflects the operating results of Trey Resources, Inc., a wholly owned subsidiary that the Company has distributed to its shareholders in the form of a dividend on February 11, 2004. The loss from discontinued operations increased by $15,133 from $9,480 to $24,613. The increase is primarily attributable to accrued officer salaries not incurred in the prior period.

Net loss for the three-month period ending March 31, 2004 was $1,579,283 as compared to $350,238 for the first three months of 2003. The increase in net loss of $1,229,045 was a result of the factors discussed above.

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

During the three-month period ending March 31, 2004 and the year ended December 31, 2003, the Company generated sales of $98,868 and $442,987, incurred net losses of $1,577,152 and $2,002,742 and had cash flow deficiencies from operating activities of $402,017 and $1,142,159 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.


The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On March 31, 2004, iVoice had total liabilities of $3,619,993, consisting of accounts payable and accrued expenses of $214,784, notes payable of $2,700,000, deferred revenue of $191,157, and amounts due to related parties of $514,052. It is anticipated that the remaining balance due on our outstanding notes payable which represents advances on the equity line of credit with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A common stock. At March 31, 2004, the Company had cash balances on hand of $7,057,274. While we have raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

On December 31, 2003, we entered into an Equity Line of Credit agreement with Cornell Capital Partners, L.P. pursuant to which, we have the right, upon effectiveness of the registration statement, to receive advances of up to an aggregate amount of $20.0 million from Cornell Capital Partners under an equity line of credit (the "Equity Line of Credit"), and to simultaneously issue shares of our Class A common stock in lieu of repayment of such advances. The number of shares to be issued to Cornell Capital Partners in connection with each advance will be determined by dividing the amount of each advance by the lowest closing bid price of the Class A Common stock over the five trading days after we provide Cornell Capital Partners notice requesting such advance. A minimum of seven trading days must pass between each advance notice. In addition, we have agreed to pay to Cornell Capital Partners a cash fee equal to 5.5% of the amount of each advance under the Equity Line of Credit, and issued to Cornell Capital Partners 300,000,000 shares of our Class A common stock as a one-time commitment fee. The Equity Line of Credit agreement required us to register for resale with the Securities and Exchange Commission a number of Class A common stock for which we registered 3,993,939,394 shares on January 2, 2004 on Form SB-2 and later amended on February 5, 2004.

During the three months ended March 31, 2004, iVoice had a net increase in cash of $2,550,666. iVoice's principal sources and uses of funds were as follows:

         Cash used by operating activities. iVoice used $402,017 in cash for operating activities in the three months ended March 31, 2004 an increase of $160,414 compared to $241,603 in cash used for operating activities in the three months ended March 31, 2003.

         Cash provided by financing activities. Financing activities in the three months ended March 31, 2004 provided a total of $2,967,000 in cash. This total consisted primarily of $3,000,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. A total of $300,000 of this advance was repaid through the issuance of common stock. The equity line advance was also offset by the repayment of related party obligations of $33,000.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as March 31, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in internal controls.
-----------------------------
There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

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


iVoice, Inc.

By: /s/ Jerome R. Mahoney                     Date:  May 14, 2004
    --------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                Index of Exhibits

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002