Form 10QSB
period 2004-06-30
IVOICE COM INC /DE
filed 2004-08-13
CIK 1105064

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
     OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from __________________ to ____________________


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

Number of shares of Class A, common stock, no par value, outstanding as of:
August 11, 2004:  7,432,192,201
                                  iVOICE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                TABLE OF CONTENTS
                                -----------------
                                                                       PAGE NO.
                                                                      ----------
PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements

                  Consolidated Balance Sheet - June 30, 2004               2

                  Consolidated  Statements  of  Operation -
                   For the three  months ended June 30, 2004 and 2003
                   and six months ended June 30, 2004 and 2003             3

                  Consolidated  Statements  of Cash Flows -
                   For the six months  ended June 30, 2004
                   and 2003                                               4-5

                  Notes to the consolidated financial statements          6-11

                  Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations   12-14

                  Item 3. Controls and Procedures                        15-16


                  PART II. OTHER INFORMATION

                  Item 6.   Exhibits and Reports on Form 8-K              17
                                  iVOICE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               2004
                                                                           ------------
                                                                            (Unaudited)
      ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $  8,628,635
   Accounts receivable, net of allowance for doubtful accounts of $2,700         38,906
   Inventory                                                                     19,896
   Securities available for sale                                                750,000
   Prepaid expenses and other current assets                                     54,103
                                                                           ------------
    Total current assets                                                      9,491,540
                                                                           ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $168,451              35,741
                                                                           ------------
OTHER ASSETS
   Intangible assets                                                            192,944
   Deposits and other assets                                                      7,000
                                                                           ------------
      Total other assets                                                        199,944
                                                                           ------------
      TOTAL ASSETS                                                         $  9,727,225
                                                                           ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $    201,972
    Billings in excess of costs                                                     487
    Notes Payable                                                             3,750,000
    Due to related parties                                                      551,859
    Deferred maintenance contracts                                               18,154
       Total current liabilities                                              4,522,472
                                                                           ------------
       Total liabilities                                                      4,522,472
                                                                           ------------
COMMITMENTS AND CONTINGENCIES                                                        --

STOCKHOLDERS' EQUITY
    Preferred stock, $1 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                --
    Common stock, Class A -  no par value; authorized
     10,000,000,000 shares, 6,989,137,874 issued;
    6,835,942,201 outstanding
    Common stock, Class B - $.01 par value; authorized 50,000,000            22,992,655
     shares;  2,204,875 shares issued; 1,762,360 shares outstanding                  90
    Treasury stock, 600,000 Class A shares, at cost                             (28,800)
    Additional paid in capital                                                  317,250
    Accumulated deficit                                                     (18,076,442)
                                                                           ------------
       Total stockholders' equity                                             5,204,753
                                                                           ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  9,727,225
                                                                           ============


     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three Months Ended      For the Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                         2004           2003           2004           2003
                                                     -----------    -----------    -----------    -----------
SALES, net                                           $    96,687    $    74,645    $   195,555    $   222,720

COST OF SALES                                             39,385         21,771         78,843         82,672
                                                     -----------    -----------    -----------    -----------
GROSS PROFIT                                              57,302         52,874        116,712        140,048
                                                     -----------    -----------    -----------    -----------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      26,662         22,314         60,007         53,579
    General and administrative expenses                  286,815        117,086        648,851        408,427
    Research and development                              29,298         63,974         61,521        125,671
    Depreciation and amortization                         25,528         31,604         53,325         72,898
                                                     -----------    -----------    -----------    -----------
Total selling, general and administrative expenses       368,303        234,979        823,704        660,575
                                                     -----------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                         (311,001)      (182,105)      (706,992)      (520,527)

COSTS IN CONNECTION WITH SPIN-OFF                             --         18,816          2,131         44,505
                                                     -----------    -----------    -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS                             --          7,185         24,613         16,665
                                                     -----------    -----------    -----------    -----------
OTHER INCOME\(EXPENSE)
    Other income                                          61,691          1,487         90,982          2,986
    Write off of financing costs                        (148,250)       (36,925)    (1,325,750)       (61,268)
    Interest expense                                      (7,706)       (12,337)       (16,045)       (28,188)
                                                     -----------    -----------    -----------    -----------
Total other expenses                                     (94,265)       (47,775)    (1,250,813)       (86,470)

LOSS BEFORE INCOME TAXES                                (405,266)      (255,881)    (1,984,549)      (668,167)

PROVISION FOR INCOME TAXES                                    --             --             --             --
                                                     -----------    -----------    -----------    -----------
NET LOSS                                             $  (405,266)   $  (255,851)   $(1,984,549)   $  (668,167)
                                                     ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE basic and diluted
    Continuing operations                            $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                                     ===========    ===========    ===========    ===========
    Discontinued operations                          $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                     ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              For the Six Months Ended
                                                                      JUNE 30,
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                  $(1,984,549)   $  (668,167)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                    5,113         18,940
   Amortization of prepaid expenses                              181,595         35,000
   Amortization of intangibles                                       562           --
   Amortization of software license                               47,650         54,400
   Loss from discontinued operations                              26,744           --
   Common stock issued for consulting services                 1,013,143           --
      Changes in certain assets and liabilities:

           Accounts receivable                                      (168)         5,136
           Inventory                                               2,690         13,237
           Accounts payable and accrued liabilities              556,364         51,092
           Legal settlement payable                                 --         (300,000)
           Deferred revenue                                      (12,652)          --
           Accounts payable and accrued liabilities              113,022        104,702
           Deferred revenue                                       (3,733)        29,026
           Other assets                                         (116,298)         5,480
                                                             -----------    -----------
Total cash used in operating activities                         (714,229)      (402,246)
                                                             -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                             (2,012)        (3,500)
   Investment in securities available for sale                  (750,000)          --
   Purchase of goodwill and other intangibles                    (12,722)        (4,820)
                                                             -----------    -----------
Total cash used in investing activities                         (764,734)        (8,320)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                    1,900,000        375,084
   Repayment of related party loans                              (49,010)       (60,000)
   Proceeds of notes payable                                   5,650,000        450,000
   Repayment of notes payable                                 (1,900,000)      (341,320)
   Repayment of capital leases payable                                --        (13,928)
   Sale of convertible debentures                                     --         40,000
                                                             -----------    -----------
Total cash provided by financing activities                    5,600,990        449,836
                                                             -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,122,027         39,270

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                4,506,608        566,345
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 8,628,635    $   605,615
                                                             ===========    ===========
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $        --    $       700
                                                             ===========    ===========
   Income taxes                                              $        --    $        --
                                                             ===========    ===========

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

JUNE 30, 2004:

a) During the six months ended June 30, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

b) During the six months ended June 30, 2004, the Company issued 1,132,404,330 shares of Class A common stock with a total value of $1,900,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the six months ended June 30, 2004, the Company issued 1,428,571 shares of Class A common stock for directors fees valued at $3,143.

d) During the six months ended June 30, 2004, the Company issued 23,909,564 shares of Class A common stock for legal services related to patent applications valued at $49,738.

e) During the six months ended June 30, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

JUNE 30, 2003:

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

                                  IVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2004

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

                  The result of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003

                  PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technologies, Inc., iVoice Technologies2, Inc., iVoice Acquisition 2, Inc. and Trey Resources, Inc. On February 11, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Statements of Operations and Cash Flows for the six-month periods ending June 30, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. The Statements of
                  Operations and Cash Flows for the six-month periods ending June 30, 2003 have also been reclassified to reflect Trey Resources as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

                  On  April  17,  2004,   the  Company  formed  a  wholly  owned
                  subsidiary corporation, iVoice Technologies, Inc., in the state of Nevada.

                  On June 28, 2004, the Company formed a wholly owned subsidiary corporation, iVoice Technologies 2, Inc., in the state of Nevada.

                  On May 24,  2004,  the  Company  dissolved  its  wholly  owned
                  subsidiary  iVoice   Acquisition  2,  Inc.  in  the  state  of
                  Delaware.

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

                  The shares used in the computations are as follows:

                                                 Three Months Ended                      Six Months Ended
                                             2004                   2003               2004                2003
                                        -------------          -------------       ------------       -------------
                  Basic and Diluted     6,517,020,939          1,808,287,092       5,967,707,119      1,291,351,758

                  COMPREHENSIVE INCOME

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2004 the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

                  CASH EQUIVALENTS

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  MARKETABLE SECURITIES

                  The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity
                  Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

                  On June 24, 2004, the Company invested $750,000 in Corporate Strategies Inc., a Texas based merchant banking company. The investment represents 2,500,000 unregistered shares of Corporate Strategies, Inc. Class A common stock and $500,000 in 5% secured convertible debentures due May 24, 2007. The investment representing less than 10% of the equity of Corporate Strategies, Inc. is subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement between Corporate Strategies and iVoice, Inc. The debentures plus accrued and unpaid interest are convertible into Corporate Strategies, Inc. Class A common stock at the lesser of (a) an amount equal to 120% of the initial bid price of the Corporate Strategies, Inc., Class A common stock as listed on a principal market or (b) an amount equal to 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. At June 30, 2004, the fair market value of the investment amounted to $750,000.

NOTE 3 - NOTES PAYABLE

                  On February 23, 2004 and May 25, 2004, the Company issued unsecured promissory notes totaling $3,000,000, and $2,650,000 respectively, payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003.

                  The notes mature 120 days and 143 days respectively, from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At June 30, 2004, a total of $1,900,000 had been repaid through the issuance of 1,132,404,330 Class A common shares leaving an unpaid balance of $3,750,000.

                  On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, to reduce the outstanding amount owed on the promissory notes to $2,050,000.

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

                  On February 11, 2004, $250,000 of the amounts owed to Mr. Mahoney was transferred to Trey Resources Inc. pursuant to the spin-off transaction of Trey Resources. As of June 30, 2004, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $551,859.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

               a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

               b) On May 1, 2004, the Company amended the five-year employment agreement with Jerome Mahoney. He will serve as the Company's Chairman of the Board and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay the Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

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

NOTE 6 - COMMON STOCK

                  Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

                  a)  CLASS A COMMON STOCK

                           Class A Common Stock consists of the following as of June 30, 2004: 10,000,000,000 shares of authorized common stock with no par value, 6,989,137,874, shares were issued and 6,835,942,201 shares were outstanding. Of the total shares issued, 152,595,670 shares are in escrow for the purposes of facilitating the issuance of shares under the equity line of credit with Cornell Capital, LP and are not reflected as outstanding at June 30, 2004.

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

                           For the year six months ended June 30, 2004, the Company had the following transactions in its Class A Common Stock:

                              1). The Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

                              2). The Company issued 1,132,404,330 shares of Class A common stock with a total value of $1,900,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

                              3). The Company issued 23,909,564 shares of Class A common stock for legal services related to the application of patents valued at $49,738.

                              4). The Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

                              5). The Company issued 1,428,571 shares of Class A common stock for directors fees valued at $3,143.

                              6). The Company issued 615,000,000 shares of Class A common stock upon conversion of 37,515 shares of Class B common stock.

                  b)  CLASS B COMMON STOCK

                      Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2004, there were 2,204,875 shares issued and 1,762,360 shares outstanding

                      Pursuant to the conversion terms of the Class B Common stock, on June 30, 2004, the 1,762,360 outstanding shares of Class B common stock are convertible into 28,891,147,541 shares of Class A common stock.

                      In the six months ended June 30, 2004, a total of 37,515 Class B shares were converted into 615,000,000 Class A shares.

                  c)  PREFERRED STOCK

                      Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2004, no shares were issued or outstanding.

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

We continue to search for potential acquisition candidates with or without compatible technology and products, which Management believes can provide growth potential, are in a viable and stable market segment, and employ a current management team committed to the organization's long-term success. These investments may or may not however represent controlling interests with respect to the Company's overall investment in the potential acquisition.

In July 2004, the Company received notification from the U.S. Patent and Trademark Office that it has been awarded a notice of allowance for a third patent application for the Company's Voice activated -voice responsive item locator.

JUNE 30, 2004 COMPARED TO JUNE 30, 2003

Revenues are derived primarily from the sale of voice and computerized telephone communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and six months ended June 30, 2003 were $96,687 and $195,555 repectively, as compared to $74,645 and $222,720 for the three and six months ended June 30, 2003 The three month period ending June 30 2003 as compared to June 30, 2002 reflects an increase of $22,042 or 29.5%. For the six month period ended June 30, 2003 as compared to June 30, 2002, sales decreased $27,165 or 12.2%. While the increase in revenues for the three months is positive, management estimates that revenues must must increase approximately six times their current levels at current profit margins in order for the Company to achieve positive cash flow from operations. The Company continues to experience weak demand for the its speech recognition telecommunication products and has devoted limited resources to sales and marketing efforts.

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

Gross margin for the three and six months ended June 30, 2004 was $57,302 or 59.3%, and $116,712 or 59.7% respectively as compared to $52,874 or 70.8%, and $140,048 or 62.9% for the three and six months ended June 30, 2003. The increase of $4,428 or 8.4% for the three month period and decrease of $23,336 or 16.7% for the six month periods ending June 30, 2003 were generally a result of change in product mix for the respective periods. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products.

Total operating expenses increased $133,324 or 56.7% from $234,979 to $368,303 for the three months ending June 30, 2004 and $163,129 or 24.7% from $660,575 to $823,704 for the six months ending June 30, 2004. The increase in operating expenses for the current three-month period was principally a result of an increase in professional and consulting fees of $98,633, increased insurance costs of $9,210, increase in selling and travel and costs of $7,668 and other operating expenses of $17,813. The increase in operating expenses for the current six-month period was principally a result of an increase in professional and consulting fees of $242,231, increased insurance costs of $15,832, increase in selling and travel and costs of $7,845 and other operating expenses of $6,737 offset by a reduction in payroll costs of $89,943 and depreciation and amortization of $19,573.

In conjunction with the spin-off of Trey Industries on February 11, 2004, the Company has reflected the activity of Trey Resources as a loss from discontinued operations and is stated separately in the consolidated statement of operations for the six month period ending June 30, 2004 and for the three and six month periods ending June 30, 2003. The Company has also incurred administrative costs directly connected to the spin-off that have been removed from operating expenses for the same periods. These costs primarily include legal and accounting fees incurred with the preparation and filing of the registration statement with the SEC for Trey. Since the spin-off occurred in the first quarter of 2004, these items have not been incurred in the current three-month period ending June 30, 2004.

As of June 30, 2004, the Company had 7 full-time employees, 2 part-time consultants and 1 part-time employee for a total of 10 individuals.

Other income totaling $61,691 for the three months ended June 30, 2004 was comprised of interest income on invested cash balances of $37,941 and $23,750 in income pursuant to the administrative service agreement with Trey Resources, Inc. compared to $1,487 of interest income for the three months ended June 30, 2003. Other income totaling $90,982 for the six months ended June 30, 2004, reflects interest income on cash reserves of $54,630 and $36,352 in income pursuant to the administrative service agreement with Trey Resources, Inc. compared to $2,986 of interest income for the six months ended June 30, 2003. The increase in interest income for the current year periods is a result of significantly increased cash reserve balances received from the advances under the Equity Line of Credit Agreement. The other income recorded from the administrative services agreement with Trey Resources became effective on February 11, 2004, concurrent with the spin-off of Trey from iVoice.

Other expenses for the three months ended June 30, 2004 reflect the write-off of financing costs of $148,250 comprised of escrow and drawdown fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. Similar costs were incurred in the three-month period ending June 30, 2003 amounting to 36,925, an increase of $111,325. For the six-month period ending June 30, 2004, other non-recurring expenses amounted to $1,325,750 and were comprised of a one-time fee of $1,010,000 to Cornell Capital, L.P., and drawdown fees charged pursuant to the equity-line financing agreement with Cornell. Other similar non-recurring expenses incurred in the six-month period ending June 30, 2003 amounted to 61,268, an increase of $1,264,482.

Interest expense of $7,706 and $16,045 was incurred for the three and six-month periods ending June 30, 2004 respectively versus $12,337 and $28,188 in the three and six-months ending June 30, 2003, a decrease of $4,631 and $12,143 respectively. The decrease in interest expense is the result of lower outstanding notes payable balances subject to interest in the current period, particularly the promissory notes payable to Cornell Capital for advances on the Equity Line of Credit financing agreement which begin accruing interest 120 and 143 days from their respective issue dates.

Net loss for the three and six-month period ending June 30, 2004 was $405,266 and $1,984,549 respectively as compared to $255,881 and $668,167 for the three and six month periods ending June 30, 2003. The increase in net loss of $149,415 and $1,316,382 for the three and six-month periods was a result of the factors discussed above.

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

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On June 30, 2004, iVoice had total liabilities of $4,522,472, consisting of accounts payable and accrued expenses of $201,972, promissory notes payable of $3,750,000, deferred revenue of $18,641 and amounts due to related parties of $551,859. On July 14, 2004 the Company repaid $1,700,000 of the promissory notes payable in cash. It is anticipated that the remaining $2,050,000 balance due on our outstanding notes payable which represent advances on the equity line of credit with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A common stock. At June 30, 2004, the Company had cash balances on hand of $8,628,635. While we have raised sufficient working capital to fund our operations for at least the next 24 months, we may need to raise additional capital to fund any potential acquisitions or investments.

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

During the six months ended June 30, 2004, iVoice had a net increase in cash of $4,122,027. iVoice's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. iVoice used $714,229 in cash for operating activities in the six months ended June 30, 2004 an increase of $311,983 compared to $402,246 in cash used for operating activities in the six months ended June 30, 2003. The increase in cash used in operation results primarily from the increase loss from operation of the Company for the period ending June 30 ,2004

         CASH USED IN INVESTING ACTIVITIES. iVoice used $764,734 in cash in investing activities in the six months ended June 30, 2004 an increase of $756,414 compared to $8,320 in cash used for operating activities in the six months ended June 30, 2003. The increase in cash used in investing activities is the result of a $750,000 investment in common stock and convertible debentures of Corporate Strategies, Inc. in June 2004.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2004 provided a total of $5,600,990 in cash. This total consisted primarily of the issuance of $5,650,000 in promissory notes payable, which represents advances under the equity line of credit with Cornell Capital Partners. A total of $1,900,000 of these advances was repaid through the issuance of common stock. A repayment of related party obligations totaling $49,010 also offset the equity line advances.

ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as of June 30, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

          10.1 Amendment dated June 7, 2004 to Employment Agreement, dated May 1, 1999, between iVoice, Inc. and Jerome R. Mahoney

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

iVoice, Inc.

By: /s/ Jerome R. Mahoney                                DATE:  AUGUST 12, 2004
-------------------------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

10.1 Amendment dated June 7, 2004 to Employment Agreement, dated May 1, 1999, between iVoice, Inc. and Jerome R. Mahoney

31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002