Form 10QSB
period 2004-09-30
IVOICE COM INC /DE
filed 2004-11-15
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

         Securities registered under Section 12(g) of the Exchange Act:
                       CLASS A COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of Class A, common stock, no par value, outstanding as of:
November 11, 2004: 8,730,962,677

================================================================================
                                  iVOICE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004



                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------

PART I.         FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Balance Sheet - September 30, 2004                  2

              Consolidated Statements of Operations - For the three
                months ended September 30, 2004 and 2003
                and nine months ended September 30, 2004 and 2003              3

              Consolidated Statements of Cash Flows -
                For the nine months ended September 30, 2004 and 2003      4 - 5

              Notes to the consolidated financial statements              6 - 14

  Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                15 - 18

  Item 3. Controls and Procedures                                        18 - 19


PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                  19
                                  iVOICE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                September 30,
                                                                                     2004
                                                                                 ------------
                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $  7,536,080
   Accounts receivable, net of allowance for doubtful accounts of $2,700               14,551
   Inventory                                                                           18,926
   Securities available for sale                                                      750,000
   Prepaid expenses and other current assets                                          337,272
                                                                                 ------------
    Total current assets                                                            8,656,829
                                                                                 ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $173,156                    40,474
                                                                                 ------------

OTHER ASSETS
   Intangible assets                                                                  199,387
   Deposits and other assets                                                            7,000
                                                                                 ------------
      Total other assets                                                              206,387
                                                                                 ------------

      TOTAL ASSETS                                                               $  8,903,690
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                       $     77,890
     Billings in excess of costs                                                        5,616
     Notes Payable                                                                  1,986,500
     Due to related parties                                                           578,952
     Deferred maintenance contracts                                                    16,982
                                                                                 ------------
         Total current liabilities                                                  2,665,940
                                                                                 ------------

         Total liabilities                                                          2,665,940
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; authorized 1,000,000 shares;
      no shares issued and outstanding
     Common stock, Class A -  no par value; authorized
      10,000,000,000 shares, 8,736,487,874 issued; 8,721,982,677 outstanding       23,849,318
     Common stock, Class B - $.01 par value; authorized 50,000,000
      shares;  2,204,875 shares issued; 1,714,180 shares outstanding                       42
     Treasury stock, 600,000 Class A shares, at cost                                  (28,800)
     Additional paid in capital                                                       537,250
     Accumulated deficit                                                          (18,120,060)
                                                                                 ------------
         Total stockholders' equity                                                 6,237,750
                                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  8,903,690
                                                                                 ============

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                       September 30,
                                                       ------------------------------      ------------------------------
                                                           2004              2003              2004              2003
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $     64,144      $    126,683      $    259,699      $    349,403

COST OF SALES                                                13,066            49,921            91,909           132,593
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                 51,078            76,762           167,790           216,810
                                                       ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                        13,793            23,484            73,800            77,063
     General and administrative expenses                     255453           199,148           904,304           607,574
     Research and development                                17,244            30,700            78,765           156,371
     Depreciation and amortization                            2,894            36,732            56,219           109,630
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expenses          289,384           290,064         1,113,088           950,638
                                                       ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                            (238,306)         (213,302)         (945,298)         (733,828)

COSTS IN CONNECTION WITH SPIN-OFF                                                 116             2,131            44,621
                                                       ------------      ------------      ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                                             124,012            24,613           140,678
                                                       ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
     Other income                                           128,956             1,079           219,938             1,079
     Write off of financing costs                            93,500                          (1,232,250)
     Interest expense                                       (27,768)         (211,442)          (43,813)         (297,912)
                                                       ------------      ------------      ------------      ------------
Total other expenses                                        194,688          (210,363)       (1,056,125)         (296,833)
                                                       ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                                    (43,618)         (547,793)       (2,028,167)       (1,215,960)

PROVISION FOR INCOME TAXES
                                                       ------------      ------------      ------------      ------------

NET LOSS                                               $    (43,618)     $   (547,793)     $ (2,028,167)     $ (1,215,960)
                                                       ============      ============      ============      ============

NET LOSS PER COMMON SHARE basic and diluted
     Continuing operations                             $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                                       ============      ============      ============      ============
     Discontinued operations                           $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                                       ============      ============      ============      ============

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For the Nine Months Ended
                                                                   September 30,
                                                          ------------------------------
                                                              2004              2003
                                                          ------------      ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                               $ (2,028,167)     $ (1,215,960)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                                  7,704            28,454
   Amortization of prepaid expenses                            248,407            78,833
   Amortization of intangibles                                     843
   Amortization of software license                             47,650            81,600
   Loss from discontinued operations                            26,744
   Gain on sale of investments                                                    (1,079)
   Common stock issued for consulting services               1,016,518
   Common stock issued for interest                                               28,584
       Changes in certain assets and liabilities:
             Accounts receivable                                24,187             6,394
             Inventory                                           3,660             8,782
             Deferred revenue                                   (3,875)           16,945
             Accounts payable and accrued liabilities           26,753           268,109
             Other assets                                     (154,180)            6,230
                                                          ------------      ------------
Total cash used in operating activities                       (783,756)         (693,108)
                                                          ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                           (9,336)           (7,004)
   Investment in securities available for sale                (750,000)          (50,000)
   Proceeds from investment dispositions                                           1,685
   Purchase of goodwill and other intangibles                  (16,206)           (7,620)
                                                          ------------      ------------
Total cash used in investing activities                       (775,542)          (62,939)
                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                  2,750,000         1,873,923
   Repayment of related party loans                            (59,730)          (90,000)
   Prepaid offering and debt issue costs                       (88,000)
   Proceeds of notes payable                                 5,650,000         1,700,000
   Repayment of notes payable                               (4,543,500)       (1,934,667)
   Repayment of capital leases payable                            --             (13,928)
   Sale of convertible debentures                              880,000           140,000
                                                          ------------      ------------
Total cash provided by financing activities                  4,588,770         1,675,328
                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,029,472           919,281

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              4,506,608           566,345
                                                          ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  7,536,080      $  1,485,626
                                                          ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                       $       --        $        700
                                                          ============      ============
   Income taxes                                           $       --        $       --
                                                          ============      ============

     The accompanying notes are an integral part of the financial statement.

                                  iVOICE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

SEPTEMBER 30, 2004:
-------------------

a) During the nine months ended September 30, 2004, the Company issued 306,060,606 shares of Class A Common Stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

b) During the nine months ended September 30, 2004, the Company issued 2,221,094,806 shares of Class A Common Stock with a total value of $4,543,500 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the nine months ended September 30, 2004, the Company issued 5,178,571 shares of Class A Common Stock for directors fees valued at $6,518.

d) During the nine months ended September 30, 2004, the Company issued 27,509,564 shares of Class A Common Stock for legal services related to patent applications valued at $52,978.

e) During the nine months ended September 30, 2004, the Company issued 37,931,034 shares of Class A Common Stock for legal services valued at $110,000.

SEPTEMBER 30, 2003
------------------

a) During the nine months ended September 30, 2003, the Company issued 235,000,000 shares of Class A Common Stock for consulting services valued at $315,000.

b) During the nine months ended September 30, 2003, the Company issued 466,859,715 shares of its Class A Common Stock for the repayment of $115,800 in principal on its 12% Convertible Debentures.

c) During the nine months ended September 30, 2003, the Company issued 58,405,204 shares of its Class A Common Stock for interest on its outstanding 12% Convertible Debentures valued at $24,497.

d) During the nine months ended September 30, 2003, the Company issued 2,093,900,745 shares of Class A Common Stock with a total value of $1,938,754. Of this amount, $1,849,418 was for repayment of principal and $4,087 was for the repayment of interest on notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $85,249 was market discount charged to expense.

                                  IVOICE, INC.
             CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

        The result of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003

        Principles of Consolidation
        ---------------------------
        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technology, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc. and Trey Resources, Inc. On February 11, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Statements of Operations and Cash Flows for the nine-month periods ending September 30, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. The Statements of Operations and Cash Flows for the nine-month periods ending September 30, 2003 have also been reclassified to reflect Trey Resources as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

        On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware.

        On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the filing fees in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technology, Inc., and SpeedSwitch, Inc. in the State of New Jersey. However, an error occurred in the initial filings with the State of New Jersey, and amendments to the Certificate of Incorporation were filed changing the name of Deep Field Technology, Inc. to Deep Field Technologies, Inc. and SpeedSwitch, Inc. to SpeechSwitch, Inc. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., have been assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice intends to dissolve the Nevada subsidiaries.

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

                                         Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                   -----------------------------   -----------------------------
                                        2004            2003            2004            2003
                                   -------------   -------------   -------------   -------------
        Basic and Diluted          8,120,852,518   3,291,495,029   6,685,422,253   1,958,056,182

        Comprehensive Income
        --------------------
        SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2004 the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

        Cash Equivalents
        ----------------
        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Marketable Securities
        ---------------------
        The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

        On June 24, 2004, the Company invested $750,000 in Corporate Strategies Inc., a Texas based merchant banking company. The investment represents 7,500,000 unregistered shares of Corporate Strategies, Inc. Class A Common Stock and $500,000 in 5% secured convertible debentures due May 24, 2007. The investment representing less than 10% of the equity of Corporate Strategies, Inc. is subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement between Corporate Strategies and iVoice, Inc. The debentures plus accrued and unpaid interest are convertible into Corporate Strategies, Inc. Class A Common Stock at the lesser of (a) an amount equal to 120% of the initial bid price of the Corporate Strategies, Inc., Class A Common Stock as listed on a principal market or (b) an amount equal to 80% of the lowest closing bid price for the 5 trading days immediately preceding the date of conversion. At September 30, 2004, the fair market value of the investment amounted to $750,000.

NOTE 3 - NOTES PAYABLE

        On February 23, 2004 and May 25, 2004, the Company issued unsecured promissory notes totaling $3,000,000, and $2,650,000 respectively, payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003

        The notes mature 120 days and 143 days respectively, from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At September 30, 2004, a total of $4,543,500 had been repaid through the issuance of 2,221,094,806 Class A common shares and a $1,700,000 cash payment leaving an unpaid balance of $1,106,500.

        In order to provide necessary working capital for iVoice Technology, Inc., in August 2004, the company entered into a subscription agreement with certain purchasers to issue $560,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $140,000 of secured Convertible Debentures based on the effectiveness of the registration statement. The notes will be convertible into the Company's class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. Additionally, the Company has also entered into an Equity Line of Credit Agreement where the company may, at its discretion, periodically sell to an investor, shares of Class A Common Stock to raise capital to fund working capital needs. These two financing transactions will require the company to register its common stock under Section 12 (g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

        In order to provide necessary working capital for Deep Field Technologies, Inc., in August 2004, the company entered into a subscription agreement with certain purchasers to issue $200,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $300,000 of secured Convertible Debentures based on the effectiveness of the registration statement. The notes will be convertible into the

        Company's class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. Additionally, the Company has also entered into an Equity Line of Credit Agreement where the company may, at its discretion, periodically sell to an investor, shares of Class A Common Stock to raise capital to fund working capital needs. These two financing transactions will require the company to register its common stock under Section 12 (g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

        In order to provide necessary working capital for SpeechSwitch, Inc., in August 2004, the company entered into a subscription agreement with certain purchasers to issue $400,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $600,000 of secured Convertible Debentures based on the effectiveness of the registration statement. The notes will be convertible into the Company's class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. Additionally, the Company has also entered into an Equity Line of Credit Agreement where the company may, at its discretion, periodically sell to an investor, shares of Class A Common Stock to raise capital to fund working capital needs. These two financing transactions will require the company to register its common stock under Section 12 (g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

NOTE 4 - DUE TO RELATED PARTIES

        During the period from June 2000 to April 2002, Jerome R. Mahoney, Chairman of the Board, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note and Security Agreement in favor of Mr. Mahoney.

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

        On February 11, 2004, $250,000 of the amounts owed to Mr. Mahoney was transferred to Trey Resources Inc. pursuant to the spin-off transaction of Trey Resources. As of September 30, 2004, the outstanding loan balance including monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $578,952.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

     b) On November 15, 2004, the Company amended the employment agreement with Jerome Mahoney and extended the term for an additional five year period commencing on May 1, 2004. He will serve as the Company's Chairman of the Board, President and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

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

     f) The following employment agreements were entered into by the Company's wholly owned subsidiaries:

        iVoice Technology, Inc.
        -----------------------

            iVoice Technology, Inc. entered into a five year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 1, 2004. iVoice Technology, Inc. will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

            iVoice Technology, Inc. entered into a one year employment agreement with Arie Seidler, its President and Chief, effective August 2, 2004. iVoice Technology, Inc. will compensate Mr. Seidler with a base salary of $85,000 with certain incentive bonuses based upon revenues and pre-tax profit margins.


        Deep Field Technologies, Inc.
        -----------------------------

            The Company entered into employment agreements with Jerome Mahoney, its Chairman of the Board and Mark Meller, its President, Chief Executive Officer and Chief Financial Officer, as of August 3, 2004 and October 1, 2004, respectively.

            Each of the employment agreements is for a term of five years and provides for annual compensation of $85,000 with an annual increase based on the Consumer Price Index. However, if Deep Field Technologies, Inc. achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney and Mr. Meller will each be entitled to an automatic increase to $145,000. Each will also be entitled to additional bonus incentives based on any mergers or acquisitions completed by the Company.

            Mr. Meller will also be entitled to a sum of $50,000 upon the completion of the Distribution. Mr. Meller has agreed to defer the receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

        SpeechSwitch, Inc.
        ------------------

            On November 8, 2004, the Company entered into a one-year employment contract with Bruce R. Knef, its President and Chief Executive Officer. SpeechSwitch, Inc. will pay Mr. Knef a base salary of $85,000 during the term. Mr. Knef can earn bonuses based on the Company achieving certain levels of sales and profitability.

            The Company entered into a five-year employment agreement with Jerome Mahoney, its non-executive Chairman of the Board of Directors, effective August 3, 2004. SpeechSwitch, Inc. will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney will also be entitled to certain bonuses based on the Company achieving certain levels of sales and profitability and will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

     g) In September 7, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary iVoice Technology, Inc. It is anticipated that the Form SB-2 will be filed with the Securities and Exchange Commission during the week of November 15, 2004.

     h) In September 14, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary Deep Field Technologies, Inc. It is anticipated that the Form SB-2 will be filed with the Securities and Exchange Commission during the week of November 15, 2004.

     i) In November 5, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. It is anticipated that the Form SB-2 will be filed with the Securities and Exchange Commission during the week of November 15, 2004.

     i) In connection with the "spin-offs" of the subsidiaries, the Company will transfer $4 million of intangible assets in exchange for $4 million of convertible preferred stock of these subsidiaries, in the aggregate.

     j) The Company's Chairman of the Board plans to transfer approximately $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.


NOTE 6 - COMMON STOCK

        Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A Common Stock, no par value per share 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a) Class A Common Stock
        --------------------
        Class A Common Stock consists of the following as of September 30, 2004:
        10,000,000,000 shares of authorized common stock with no par value, 8,736,487,874 shares were issued and 8,721,982,677 shares were outstanding. Of the total shares issued, 13,905,194 shares are in escrow for the purposes of facilitating the issuance of shares under the equity line of credit with Cornell Capital, LP and are not reflected as outstanding at September 30, 2004.

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

        For the nine months ended September 30, 2004, the Company had the following transactions in its Class A Common Stock:

                  1). The Company issued 306,060,606 shares of Class A Common Stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

                  2). The Company issued 2,221,094,806 shares of Class A Common Stock with a total value of $4,543,500 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

                  3). The Company issued 27,509,564 shares of Class A Common Stock for legal services related to the application of patents valued at $52,978.

                  4). The Company issued 37,931,034 shares of Class A Common Stock for legal services valued at $110,000.

                  5). The Company issued 5,178,571 shares of Class A Common Stock for directors fees valued at $6,518.

                  6). The Company issued 1,405,000,000 shares of Class A Common Stock upon conversion of 85,695 shares of Class B common stock.

     b) Class B Common Stock
        --------------------
        Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A Common Stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A Common Stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of September 30, 2004, there were 2,204,875 shares issued and 1,714,180 shares outstanding

        Pursuant to the conversion terms of the Class B Common stock, on September 30, 2004, the 1,714,180 outstanding shares of Class B common stock are convertible into 28,101,311,475 shares of Class A Common Stock.

        In the nine months ended September 30, 2004, a total of 85,695 Class B shares were converted into 1,405,000,000 Class A shares.

     c) Preferred Stock
        ---------------
        Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2004, no shares were issued or outstanding.

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

In September 7, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary iVoice Technology, Inc. The form SB-2 will be filed with the Securities and Exchange Commission on November 11,2004.

In September 9, 2004 iVoice announced that it has entered into a Letter of Intent to sell its speech engine, source code and assorted patents relating to the technology to NGM TEC, Inc., a provider of identity verification solutions based on its proprietary voice biometric technology. The total purchase price for the intellectual property being acquired equals $6.25 million payable in a combination of cash, debt, and stock.

In September 14, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary Deep Field Technologies, Inc. The form SB-2 will be filed with the Securities and Exchange Commission on November 11,2004.

In September 28, 2004 iVoice announced that NGM TEC, Inc. terminated the Letter of Intent with iVoice due to an unanticipated delay in NGM TEC completing its initial round of financing.

In October 26, 2004 iVoice announced it has received United States Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator.

In November 5, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. It is anticipated that the Form SB2 will be filed with the Securities and Exchange Commission during the week of November 15, 2004.


SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003
-------------------------------------------------
Revenues are derived primarily from the sale of voice and computer technology communication systems for small-to-medium sized businesses and corporate departments. Total revenues for the three and nine months ended September 30, 2004 were $64,144 and $259,699, respectively, as compared to $126,683 and $349,403 for the three and nine months ended September 30, 2003, a decrease of $62,539 or 49.4% and $89,704 or 25.7%, respectively. The decrease in sales for the three and nine month period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts.

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

Gross margin for the three and nine months ended September 30, 2004 was $51,078 and $167,790 or 79.6% and 64.6%, respectively, as compared to $76,762 and $216,810 or 60.6% and 62.1% for the three and nine months ended September 30, 2003. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The decreases of $25,684 or 33.5% for the three-month period and $49,020 or 22.6% for the nine-month periods ending September 30, 2004 were generally a result of an overall decrease in total sales volume. Decreases in gross profit percentages reflect a higher percentage of labor costs allocated to cost of sales.

Total operating expenses decreased, from $290,064 for the three months ended September 30, 2003 to $289,384 for the three months ended September 30, 2004 a decrease of $680 or .2%. Total operating expenses for the nine months ending September 30, 2004 has increased from $950,638 to $1,113,088 for the nine months ending September 30, 2004, an increase of $162,450 or 17.1%.

In conjunction with the spin-off of Trey Industries on February 11, 2004, the Company has reflected the activity of Trey Resources as a loss from discontinued operations and is stated separately in the consolidated statement of operations for the nine month period ending September 30, 2004 and for the three and six month periods ending June 30, 2004. The Company has also incurred administrative costs directly connected to the spin-off that have been removed from operating expenses for the same periods. These costs primarily include legal and accounting fees incurred with the preparation and filing of the registration statement with the SEC for Trey. Since the spin-off occurred in the first quarter of 2004, these items have not been incurred in the current three-month period ending September 30, 2004.

As of September 30, 2003, the Company had 7 full-time employees, 1 part-time employee and 1 part-time consultant for a total of 9 individuals.

The loss from operations for the three and nine months ended September 30, 2004 was $238,306 and $945,298 compared to $213,302 and $733,828 for the three and nine months ended September 30, 2003, an increase of $25,004 and $211,470 in the three and nine month comparative periods.

Other Income for the three months ended September 30, 2004 reflects the write off of $88,767 in Accounts payables invoices which relate to prior years.

The $93,500 reduction of financing costs is a correction of prior periods fees charged for the repayment of promissory notes payable to Cornell Capital.

Interest expense of $27,768 and $43,813 was incurred for the three and nine-month period ending September 30, 2004 as compared to $211,442 and $297,912 for the three and nine-month period ending September 30, 2003, respectively, an decrease of $183,674 and $254,099 for the three month and nine-month comparative periods. The decrease in interest expense is the result of lower outstanding notes payable balances subject to interest in the current period, particularly the promissory notes payable to Cornell Capital for advances on the Equity Line of Credit financing agreement which begin accruing interest 120 and 143 days from their respective issue dates.

Net loss for the three and nine month period ending September 30, 2004 was $43,618 and $2,028,167 as compared to $547,793 and $1,215,960 for the three and nine months of 2003. The respective changes in net loss for the comparative periods were a result of the factors discussed above.

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

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On September 30, 2004, iVoice had total liabilities of $2,665,940, consisting of accounts payable and accrued expenses of $83,506, promissory notes payable of $1,986,500, deferred revenue of $16,982 and amounts due to related parties of $578,952. It is anticipated that the remaining $1,986,500 balance due on our outstanding notes payable which represent advances on the equity line of credit with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A Common Stock. At September 30, 2004, the Company had cash balances on hand of $7,536,080. While we have raised sufficient working capital to fund our operations for at least the next 24 months, we may need to raise additional capital to fund any potential acquisitions or investments.

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

During the nine months ended September 30, 2004, iVoice had a net increase in cash of $3,029,472. iVoice's principal sources and uses of funds were as follows:

           CASH USED BY OPERATING ACTIVITIES. iVoice used $783,756 in cash for operating activities in the nine months ended September 30, 2004 an increase of $90,648 compared to $693,108 in cash used for operating activities in the nine months ended September 30, 2003. The increase in cash used in operation results primarily from the increase loss from operation of the Company for the period ending September 30 ,2004

           CASH USED IN INVESTING ACTIVITIES. iVoice used $775,542 in cash in investing activities in the nine months ended September 30, 2004 an increase of $712,603 compared to $62,939 in cash used for operating activities in the nine months ended September 30, 2003. The increase in cash used in investing activities is the result of a $750,000 investment in common stock and convertible debentures of Corporate Strategies, Inc. in June 2004.

           CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2004 provided a total of $4,588,770 in cash. This total consisted primarily of the issuance of $5,650,000 in promissory notes payable, which represents advances under the equity line of credit with Cornell Capital Partners. A total of $2,750,000 of these advances was repaid through the issuance of common stock. A repayment of related party obligations totaling $59,730 also offset the equity line advances.

ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as of September 30, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

            31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

b) Reports on Form 8-K:

            iVoice, Inc. filed a Current Report on Form 8-K dated September 3, 2004 regarding a Letter of Intent the Company entered into with NGM TEC, Inc., to sell its speech engine, source code, and assorted patents relating to the technology to NGM TEC, Inc.

            iVoice, Inc. filed a Current Report on Form 8-K dated June 25, 2004 regarding the distribution of 7.5 million shares of common stock of Corporate Strategies, Inc. to iVoice shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney                  Date:   November 15, 2004
    ----------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS


            31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002