Form 10KSB
period 2004-12-31
IVOICE COM INC /DE
filed 2005-03-10
CIK 1105064

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  IVOICE, INC.
                 (Name of small business issuer in its charter)

           NEW JERSEY                                    51-0471976
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


           750 HIGHWAY 34, MATAWAN, NJ                                07747
    (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A Common, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $358,375

As of March 1, 2005, the Registrant had 9,854,728,373 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $5,912,837.

As of March 1, 2005, the Registrant had 1,677,214 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]
================================================================================

                                     PART I

Item 1. Description of business                                               3
Item 2. Description of property                                              23
Item 3. Legal proceedings                                                    24
Item 4. Submission of matters to a vote of security holders                  24


                                     PART II

Item 5. Market for common equity and related stockholder matters.            25
Item 6. Management's discussion and analysis or plan of operations.          31
Item 7. Financial statements                                                 39
Item 8A. Controls & Procedures                                               39


                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act                   40
Item 10.Executive compensation.                                              41
Item 11.Security ownership of certain beneficial owners and management       45
Item 12.Certain relationships and related transactions                       47


                                     PART IV

Item 13.Exhibits and reports on Form 8-K                                     51
Item 15. Principal Accountant Fees and Services                              53

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

           In March 2004 announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

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

           On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware. This was an inactive subsidiary.

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

           Our marketing strategy emphasizes our user-friendly PC-based processing applications that offer integrated access to a broad range of communication mediums with other people and information sources. Our strategy is built around the following basic elements:

>> EMPHASIZE SOFTWARE, NOT HARDWARE. We concentrate our development efforts on software that meets our clients' needs rather than on designing or modifying hardware. This allows us to create the most value from our products and results in significantly higher profit margins than systems and applications that require expensive hardware components.

>> USE OF STANDARD, MICROSOFT WINDOWS-BASED ARCHITECTURE, OPEN SYSTEMS AND HARDWARE. Our products use standard, open-architecture PC platforms and operating systems rather than proprietary computer hardware and operating systems. As a result, we can quickly adapt to new PC-based technologies, leveraging the substantial investments made by third parties in developing these new technologies for the PC environment. In addition, using readily available hardware components and software minimizes our manufacturing activity and thereby reduces the overall cost of our products.

>> FOCUS ON BUSINESSES AND CORPORATE DEPARTMENTS HAVING AS MANY AS 20,000 TELEPHONES. Our products are designed for use by businesses and corporate departments having as many 20,000 telephones in a wide range of markets, including manufacturing, retail, service, healthcare, and government. Our products offer features offered by large proprietary call processing systems, but at a more affordable price.

>> DEVELOP USER-FRIENDLY PRODUCTS. We aim to make our products as easy as possible to install, maintain, and use. We accomplish this by incorporating product features that can be used without special training or manuals. Our products use a familiar graphical user interface that makes system administration and maintenance possible for almost any common PC user.

>> MINIMIZE DISTRIBUTION OVERHEAD. We are able to achieve broad market coverage in the U.S. via a nationwide network of independent telephone system dealers, and original-equipment-manufacturers, or "OEMs." This structure both minimizes our selling overhead and maximizes our product exposure, and allows us to focus our resources on product development.

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

           In May 2003, announced the release of it's IVR Application Generator
2.0 for Tapi Wav, Available for the Avaya IP Office, 3Com NBX and Shorelines IP Voice System. The iVoice IVR telephony development environment leverages the latest in Speech Recognition, Text-to-Speech and Telephony features. IVoice continues to set the standard for delivering superior developer productivity and flexibility. Telephony Application Program Interface or TAPI allows iVoice to integrate its applications into different telephone private branch exchange systems (or PBX's), eliminating the need for additional external and expensive hardware components. Each phone system hardware provider provides a specific software driver that interfaces directly with the iVoice Speech Enabled Auto Attendant. TAPI provides a high-level interface for dialing and disconnecting.

           In August 2003, we announced the incorporation of a new Channel tuning tool, into their speech recognition engine, which dramatically enhances system accuracy by gathering and analyzing speech input over phone lines. The Channel tuning tool is an iterative data analysis and performance improvement tool for gathering and analyzing speech input over phone lines. The tool is designed to eliminate the time consuming manual process of examining the quality and volume of sound at the client site, accordingly calculate, and adjust settings on both the sound processing hardware and the speech engine.

           In January 2005, iVoice, Inc. announced the release of its next-generation Interactive Voice Response (IVR) Application Generator 3.0 with an enhanced Rapid Development Visual Environment (RDVE). The iVoice IVR leverages its ability to generate custom applications in a visual platform with commands "drag" and "drop" to offer applications with the latest speech recognition, text-to-speech and telephony features. iVoice continues to set the standard for delivering superior standard and modified products, or highly customized applications.

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

           On a more directly competitive scale, other companies that produce computerized telephony systems that incorporate speech recognition into their products such as the iVoice Speech-enabled Auto Attendant include companies like Locus Dialogue, Phonetic Systems and Applied Voice & Speech Technologies, Inc. Management believes that the iVoice Speech-enabled Auto Attendant has competitive advantages based upon product features, the accuracy of the speech recognition and product pricing.

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

SUPPLIERS

           Our suppliers include Dialogic Corporation (an Intel company) that distributes through a network of resellers for voiceboards, and iTox, Inc., Dell and Amer.com, Inc. for computer hardware components. Since our products are based and run on standard PC architecture and as result of iVoice's recent integration with TAPI, we do not rely on any one specific supplier for its system components. We have not experienced any supply shortages with respect to the components used in systems or developed applications.

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

           For the year ending December 31, 2004, two customers represented 11.2% and 10.3% of our total revenues for the annual period. For the year ended December 31, 2003, two customers represented 13.7% and 8.3% of our total revenues for the annual period. We do not rely on any one specific customer for any significant portion of our revenue base.

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

PATENTS AND TRADEMARKS

           To date we have filed twelve patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patents applications we have filed, three (3) patents have been awarded.

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

           Out third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

           The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated

Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle- Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

           In February 2002, we filed a Trademark application for its `iVoice' logo and it was later approved.

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

           For the year ending December 31, 2004, research and development expenditures consisted of $50,718 in salaries and wages to technical staff and $8,477 in technical hardware supplies, software tool-kits and technical publications. For the year ending December 31, 2003, research and development expenditures consisted of $180,660 in salaries and wages to technical staff and $7,025 in technical hardware supplies, software tool-kits and technical publications.


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

EMPLOYEES

           As of December 31, 2004, we had 8 full-time employees, 1 part-time employee, 2 part-time consultants for a total of 10 individuals. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

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


WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

           We have historically lost money. For the years ended December 31, 2004 and 2003, we had net losses of $2,959,888 and $2,002,742, respectively, and net losses of $0.00 and $0.00 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations are not profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

     o    the timing of sales of our products and services;

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

           Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we have filed fifteen patent applications for internally developed applications with the U.S Patent and Trademark Office. Of the patents applications we have filed, we have been awarded three patents. One for our Speech-Enabled Automatic Telephone Dialer in May 2003, and a second patent for our Speech-Enabled Automatic Telephone Dialer without a PBX in December 2003. Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004. No assurances can be given that the remaining patent applications will be approved.

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

           As of March 1, 2005, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, owned approximately 79.3% of our outstanding shares of shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

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

UPON THE PROPOSED DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF IVOICE TECHNOLOGY, INC. AND OUR INTERACTIVE VOICE RESPONSE BUSINESS TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

            After the proposed distribution to our stockholders of shares of Class A common stock of iVoice Technology and our Interactive Voice Response business, as described in the registration statement on Form SB-2 of iVoice Technology, Inc., our president, chief executive officer and director, Jerome R. Mahoney, will serve as Chairman of the Board of iVoice Technology and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of iVoice Technology, which will be convertible into an indeterminable number of shares of Class A common stock of iVoice Technology. This could create, or appear to create, potential conflicts of interest when our president, chief executive officer and director is faced with decisions that could have different implications for iVoice Technology. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice Technology and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

UPON THE PROPOSED DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF DEEP FIELD TECHNOLOGIES, INC. AND OUR INTERACTIVE VOICE RESPONSE BUSINESS TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

           After the proposed distribution to our stockholders of shares of Class A common stock of Deep Field Technologies and our Interactive Voice Response business, as described in the registration statement on Form SB-2 of Deep Field Technologies, Inc., our president, chief executive officer and director, Jerome R. Mahoney, will serve as Chairman of the Board of Deep Field Technologies and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of Deep Field Technologies, which will be convertible into an indeterminable number of shares of Class A common stock of Deep Field Technologies. This could create, or appear to create, potential conflicts of interest when our president, chief executive officer and director is faced with decisions that could have different implications for Deep Field Technologies. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Deep Field Technologies and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

UPON THE PROPOSED DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF SPEECHSWITCH, INC. AND OUR INTERACTIVE VOICE RESPONSE BUSINESS TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

           After the proposed distribution to our stockholders of shares of Class A common stock of SpeechSwitch and our Interactive Voice Response business, as described in the registration statement on Form SB-2 of SpeechSwitch, Inc., our president, chief executive officer and director, Jerome
R. Mahoney, will serve as Chairman of the Board of SpeechSwitch and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of SpeechSwitch, which will be convertible into an indeterminable number of shares of Class A common stock of SpeechSwitch. This could create, or appear to create, potential conflicts of interest when our president, chief executive officer and director is faced with decisions that could have different implications for SpeechSwitch. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between SpeechSwitch and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

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

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

           The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2004, approximately 12,490,212 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

           We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2004, we had all of our remaining authorized shares, approximately 855,112,126 shares of Class A common stock, reserved for possible future issuance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           During the fiscal year ended December 31, 2004, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

           Our Class A common stock, no par value, is quoted on the OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                                                High             Low
                                                ----             ---
           2003

           First Quarter                       $0.0080         $0.0003
           Second Quarter                      $0.0090         $0.0002
           Third Quarter                       $0.0380         $0.0004
           Fourth Quarter                      $0.0110         $0.0029

           2004

           First Quarter                      $0.00281        $0.00219
           Second Quarter                     $0.00112        $0.00088
           Third Quarter                      $0.00088        $0.00081
           Fourth Quarter                     $0.00062        $0.00050

HOLDERS OF COMMON EQUITY.

           As of December 31, 2004, the number of record holders of our common shares was approximately 711.

DIVIDEND INFORMATION.

           To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED SECURITIES.

           In the year ending December 31, 2004, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

     o During the year ended December 31, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

     o During the year ended December 31, 2004, the Company issued 2,663,158,299 shares of Class A common stock with a total value of $3,000,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

     o During the year ended December 31, 2004, the Company issued 75,682,200 shares of Class A common stock for interest on outstanding notes payable valued at $37,841.

     o During the year ended December 31, 2004, the Company issued 14,178,571 shares of Class A common stock for directors fees valued at $12,818.

     o During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978.

     o During the year ended December 31, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.


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

As of December 31, 2004, we had 9,248,728,373 shares of Class A common stock issued and 9,144,887,874 shares of Class A common stock outstanding.


CLASS B COMMON STOCK

           Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which stockholders would vote in such an election. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law. There shall be no cumulative voting by stockholders. Each Class B Common Stock Share shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date established for the purposes distributing any dividend or other stockholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 50,000,000 shares authorized, 2,204,875 issued and 1,714,180 shares outstanding as of December 31, 2004. On December 31, 2004, these shares of Class B common stock were convertible into 28,101,311,475 shares of Class A common stock.

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

           As of December 31, 2004, we had outstanding, to persons other than employees, options and warrants to purchase 6,488,260 shares of our Class A common stock. These warrants have exercise prices ranging from $0.047 per share to $0.1458 per share, with a weighted average exercise price of $0.135 per share. These warrants will expire at various times through November, 2006.

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

           Trey Resources filed a registration statement on Form SB-2, with the Securities and Exchange Commission on October 24, 2003, relating to, among other things, the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures. In connection therewith, we agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of a securities purchase agreement between Trey Resources and Cornell Capital Partners. This guaranty cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, we shall have the right to terminate the guaranty at any time by providing written notice of such termination. With the distribution of Trey to the shareholders, this guaranty has been eliminated.

           In order to provide necessary working capital for iVoice Technology, Inc. ("iVoice Technology), in August 2004, iVoice Technology entered into a subscription agreement with certain purchasers to issue $560,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $140,000 of secured Convertible Debentures based on the effectiveness of the registration statement. On February 28, 2005, convertible notes equal in principal to $700,000 were terminated and replaced with secured promissory notes of the same value.

           In order to provide necessary working capital for Deep Field Technologies, Inc. ("Deep Field"), in August 2004, Deep Field entered into a subscription agreement with certain purchasers to issue $200,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $300,000 of secured Convertible Debentures based on the effectiveness of the registration statement. In November 2004, an additional $200,000 was issued against the option for a total of $400,000. On February 28, 2005, convertible notes equal in principal to $500,000 were terminated and replaced with secured promissory notes of the same value.

           In order to provide necessary working capital for SpeechSwitch, Inc. ("SpeedSwitch"), in August 2004, SpeedSwitch entered into a subscription agreement with certain purchasers to issue $400,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $600,000 of secured Convertible Debentures based on the effectiveness of the registration statement. In November 2004, an additional $400,000 was issued against the option for a total of $800,000. On February 28, 2005, convertible notes equal in principal to $1 million were terminated and replaced with secured promissory notes of the same value.


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

           iVoice has determined that the best way to create shareholder value, separate and apart from the operating performance of iVoice, is to implement new business opportunities by distributing shares of spin-offs to the company's shareholders. The common stock distributions are part of a broader strategy relating to the transition of iVoice into a company focused on the development and licensing of proprietary technologies:

           Trey Resources:
           ---------------
           In February 2004, iVoice spun off Trey Resources, which closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Trey subsequently announced a letter of intent to acquire an additional company. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. iVoice shareholders received one share of Trey Resources for every 1,793 shares held in iVoice as of Feb. 9, 2004.

           iVoice, Inc:
           ------------
           In March 2004 announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

           iVoice Technology, Inc.
           -----------------------
           On Sept. 7, 2004, iVoice announced the anticipated distribution to the company's shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. Subject to final review by the SEC, holders of iVoice common stock will receive shares of iVoice Technology common stock on the record date, which has been tentatively set as November 1, 2004. The number of shares to be distributed to iVoice shareholders has not yet been determined. It is intended that the iVoice Technology common stock shares will trade on the NASD OTC Bulletin Board.

           iVoice Technology 2, Inc.
           -------------------------
           On Sept. 13, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock of a newly formed subsidiary, iVoice Technology 2, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. Subject to final review by the SEC, holders of iVoice common stock will receive shares of iVoice Technology 2 common stock on the record date, which has been tentatively set as November 1, 2004. The payment date will be as soon as practicable after the SEC declares the iVoice Technology SB-2 registration statement effective. iVoice Technology 2 plans to list its shares on the NASD OTC Bulletin Board. The number of shares to be issued to iVoice shareholders has not yet been announced.

           Corporate Strategies, Inc.
           --------------------------
           On Sept. 15, 2004 iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. The record date for this distribution of Corporate Strategies common stock has been set for October 20, 2004 for shareholders of record of iVoice on that date. iVoice has invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004, which was recently filed with the Securities and Exchange Commission.

           SpeechSwitch, Inc.
           ------------------
           On November 5, 2004, announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. The assets that will become part of SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending. Subject to final review by the SEC, holders of iVoice common stock will receive shares of SpeechSwitch common stock on the record date, which has been tentatively set by the iVoice Board of Directors as December 1, 2004. The payment date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the SpeechSwitch registration statement effective.

           We also continue to search for potential merger candidates with or without compatible technology and products, which Management feels may make financing more appealing to potential investors. In November 2002, we announced signing a Letter of Intent to purchase substantially all of the assets of a leading food equipment maintenance contractor located in New Jersey. Subsequently, the parties terminated the Letter of Intent and released each other from any obligations arising under the Letter of Intent.

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

DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

           Sales for the year ended December 31, 2004 were $358,375, a decrease of $84,612 or 19.1% as compared to sales of $442,987 for the year ended December 31, 2003. The decrease in sales for the year reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts. For the years ended December 31, 2004 and 2003, IVR sales totaled $239,114 and $303,756, respectively, a decrease $64,642 or 21.3%. For the years ended December 31, 2004 and 2003, total sales of our Speech Enabled Auto Attendant products amounted to $108,222 and $130,725 respectively, a decrease of $22,503 or 17.2%. Other revenues, primarily from the sales of our unified messaging products, increased from $9,856 in the year ended December 31, 2003 to $11,039 in the year ended December 31, 2004, for an increase of $1,183 or 12.0%.

           The Company's gross profit for the year ended December 31, 2004 was $222,172, a decrease of $41,303 or 15.7% compared to $263,475 for the year ending December 31, 2003. The Company's gross margin percentage for the twelve months ended December 31, 2004 was 62.0% versus 59.5% for the prior year. This represents a 2.5% increase over the gross profit percentage recorded for the same prior year period. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technology personnel to efficiently configure and install the Company's communications products. The dollar amount of gross profit has decreased as a result of the decrease in revenues for the comparative periods. The increase in gross margin percentages year over year is a result of a more favorable product mix.

           Operating expenses increased from $1,362,934 for the year ended December 31, 2003 to $1,905,100 for the year ended December 31, 2004 an increase of $542,166 or 39.8%. Material changes in specific classifications of operating expenses include an increase in total payroll and benefit costs of $165,914 and an increase in legal, professional and consulting expenses of $431,739 primarily related to the work on the spin-offs. These increases were only partially offset by decreases in Depreciation and Amortization expenses of $88,004.

           The net loss from continuing operations for the year ending December 31, 2004 was $1,682,928 compared to $1,099,459 for the year ended December 31, 2003. This decrease of

$583,469 was a result of the decrease in net revenues and gross profit from year to year combined with higher operating expenses in current year as described above.

           Other income included amounts received for participation in the New Jersey Technology Tax Certificate Transfer Program for the sale of the Company's unused state net-operating-loss carry forwards. After related commissions and expenses related to application submission the Company received cash proceeds of $56,257 and $146,649 for the years ended December 31, 2004 and 2003 respectively. Other Income for the year ended December 31 2004 also reflects the write off of $88,767 in Accounts payables invoices which relate to prior years and an increase in interest income of $109,804 over prior year.

           For the year ended December 31, 2003, the company realized a gain of $101,237 on the sale of 33,000,000 shares of Celerity Systems Inc.

           During 2004, the company wrote off financing costs of $1,408,251.

           Total interest expense decreased $672,917 from $753,564 in the year ended December 31, 2003 compared to $80,647 in 2004. The decrease is primarily attributable to discounts incurred on the drawdowns the Company made on the Equity Line of Credit with Cornell Capital. Interest expense reflects interest on the Company's outstanding convertible debentures and promissory notes, interest on related party and capital lease obligations as well as fees and discounts charged to expense for the beneficial conversion features related to the advances on the Company's Equity Line of Credit and convertible debt obligations.

           The Company incurred costs of $67,828 in the year ended December 31, 2003, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. as discussed elsewhere in this filing. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees.

           The loss from discontinued operations reflects the operating results of Trey Resources, Inc., a wholly owned subsidiary that the Company distributed to its current shareholders in the form of a dividend in early 2004.

           Net Loss increased $957,146 to $2,959,888 for the year ended December 31, 2004 compared to $2,002,742 for the year ended December 31, 2003 as a result of the factors discussed above.

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

           During the year ended December 31, 2004 and 2003, the Company generated sales of $358,375 and $442,987, incurred net losses of $2,959,888 and $2,002,742 and had cash flow deficiencies from operating activities of $1,213,318 and $1,142,159 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing.

           The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $93,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $68,000, occupancy costs of $8,200, sales and marketing expenses of $2,500, professional fees of $6,000 and miscellaneous administrative obligations and expenses of $8,300. We expect to fund these monthly obligations from current operations, from cash on hand and from the proceeds received from the Equity Line of Credit, or otherwise from the sale of equity or debt securities. iVoice believes that it has sufficient funds on-hand to fund its operations for at least 24 months.

           During the year ended December 31, 2004, iVoice had a net increase in cash of $3,479,135. iVoice's principal sources and uses of funds in the year ended December 31, 2004, were as follows:

           CASH USED BY OPERATING ACTIVITIES. iVoice used $1,213,318 in cash for operating activities in the year ended December 31, 2004 an increase of $71,159 compared to $1,142,159 in cash used for operating activities in the year ending December 31, 2003. The increase in cash used in operations results primarily from the increase loss from operation of the Company for the year ending December 31,2004.

           CASH USED IN INVESTING ACTIVITIES. iVoice used $856,965 in cash in investing activities in the year ended December 31, 2004 an increase of $944,878 compared to $84,913 in cash provided from investing activities for the year ended December 31, 2003. The increase in cash used in investing activities is the result of a $750,000 investment in common stock and convertible debentures of Corporate Strategies, Inc. in June 2004.

           CASH USED IN FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2004 provided a total of $5,544,870 in cash. This total consisted primarily of the issuance of $5,650,000 in promissory notes payable, which represents advances under the equity line of credit with Cornell Capital Partners, and the sale of convertible debentures of $1,760,000. These amounts were offset by the repayment of related party obligations of $71,630 and the repayment of notes payable of $1,793,500.

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

           On February 23, 2004, the Company issued unsecured promissory notes totaling $3,000,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The notes mature 120 days days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. At December 31, 2004, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the balance.

           On May 25, 2004, the Company issued unsecured promissory notes totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, to reduce the outstanding amount owed on the promissory notes. The company also received a credit of $93,500 against fees based on the accelerated repayment. The notes mature 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At December 31, 2004 the unpaid balance of $856,500.

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

ITEM 7. FINANCIAL STATEMENTS.

           The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

           Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the fiscal year ended December 31, 2003 and 2004, Jerome R. Mahoney served as the Chief Executive Officer, Chief Financial Officer and sole corporate officer of the Company

CHANGES IN INTERNAL CONTROLS.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The Company has two directors and one principal officer. Mr Mahoney has served as President, CEO and Director shown since May 1999, and is expected to continue to serve until the next annual meeting of shareholders. Mr. Esser has served as a Director since February xx, 2004.

                                                             Period Served as
Name                      Age         Position               Officer\Director
----                      ---         --------               ----------------

Jerome R. Mahoney         44          President, CEO,        5-21-99 to present
                                      Director

Frank V. Esser            65          Director               2-24-04 to present

           There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2004, the Company did have an audit committee in place and has one independent member of the Board of Directors.

           For the year ended December 31, 2004, the Board held no meetings and did not act thru written unanimous consent in lieu of a meeting.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

           We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003, except for Jerome R. Mahoney who was late in filing Form 4, but has now filed all required Form 4 for the period ended December 31, 2004.


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

           FRANK V. ESSER. Board Member since February 2004 and the Head of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, he functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products. Ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

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

                           SUMMARY COMPENSATION TABLE

                                                                                         Securities
                                                           Other Annual    Restricted    Underlying    All Other
Name and Position(s)           Year    Salary($)   Bonus   Compensation      Stock        Options     Compensation
--------------------           ----    ---------   -----   ------------      -----        -------     ------------
Jerome R. Mahoney(1)
  Chief Executive Officer      2004    $270,000      0          $0             0             0           $866 (4)
  and President                2003    $255,552      0          $0             0             0           $866 (4)
                               2002    $232,320      0       $45,605(3)        0             0           $866 (4)

Kevin Whalen (2)               2004       $0         0           0             0             0              0
  Chief Financial Officer      2003     $33,333      0           0             0             0              0
                               2002    $100,000      0           0             0             0              0

Frank V Esser (5)              2004     $12,818      0           0             0             0              0
  Director                     2003       $0         0           0             0             0              0

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

(4) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2004, 2003 and 2002.

(5) Mr. Esser has been serving as an outside Board Member and Head of the Audit Committee since February, 2004.


Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                  Value of Unexercised
                                                                                  --------------------
         Shares Acquired on     Value      Number of Securities Underlying      In-the-Money Options/SARs
         -------------------    ------     --------------------------------     -------------------------
              Exercise        Realized    Unexercised Options/SARs at FY-End          at FY-End ($)
              ---------       ---------   -----------------------------------         -------------
Name             (#)             ($)         (#) Exercisable/Unexercisable      Exercisable/Unexercisable
----             ---             ---         -----------------------------      -------------------------
None              0               0                        0                              0 / 0

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

           On November 15, 2004, the Company amended the employment agreement with Jerome Mahoney and extended the term for an additional five-year period commencing on May 1, 2004. He will serve as the Company's Chairman of the Board, President and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 1, 2005 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 1, 2005 a total of 9,854,728,373 shares of Class A common stock outstanding and a total of 1,677,214 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

           The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2005, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                   COMMON STOCK
                                                                 BENEFICIALLY OWNED
                                                                 ------------------
NAME/ADDRESS                      TITLE OF CLASS              NUMBER           PERCENT
------------                      --------------              ------           -------
Jerome R. Mahoney              Class A Common Stock     37,803,318,852(1)        79.3%
c/o iVoice, Inc.               Class B Common Stock          1,677,214(1)       100.0%

750 Highway 34
Matawan, New Jersey 07747

Frank V. Esser(Director)       Class A Common Stock         14,178,571            0.0%
27 Arden Road
Old Bridge, New Jersey 08857


Director and executive         Class A Common Stock     37,817,497,423           79.3%
  officer as a group           Class B Common Stock          1,677,214          100.0%

---------------------
(1) Includes (i) 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children, (ii) 27,495,311,475 shares of our Class A common stock issuable upon conversion of 1,677,214 shares of our Class B common stock held by Mr. Mahoney, and (iii) 10,307,557,377 shares of our Class A common stock issuable upon conversion of a promissory note dated March 20, 2001, as amended on August 13, 2002. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest. At March 1, 2005, the total balance owed to Mr. Mahoney was $628,761, convertible into 628,761 shares of our Class B common stock, or 10,307,557,377 shares of our Class A common stock. Since we do not have a sufficient number of authorized shares of Class A common stock to issue all of the shares of Class A common stock issuable upon the exercise or conversion of all of our outstanding options, warrants, debentures and Class B common stock, Mr. Mahoney has agreed that, until such time as our right to receive advances under the Equity Distribution Agreement expires and until we have increased the number of authorized shares of Class A common stock in an amount sufficient to issue all shares of our Class A common stock underlying all then-outstanding options, warrants, debentures, Class B common stock or other obligations to issue shares of our Class A common stock, Mr. Mahoney will not convert any of his shares of Class B common stock or the balance due under his convertible promissory note, if any such conversion or conversions, in the aggregate, would result in our issuance to Mr. Mahoney of more than 1,200,000,000 shares of our Class A common stock.

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

           The following table sets forth information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

           All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders.


                                  Number of securities to be
                                   issued upon exercise of        Weighted average exercise
                                outstanding options, warrants   price of outstanding options,    Number of securities remaining
      Plan category                      and rights                 warrants and rights         available for future issuance
                                             (a)                             (b)                              (c)

Equity compensation plans                     0                             $0.00                              0
approved by security holders
Equity compensation plans not             6,488,260(1)                      $0.135                             0
approved by security holders.
Total                                     6,488,260                         $0.135                             0

(1) Consists of warrants to purchase 6,488,260 Class A common shares of iVoice, Inc. issued to unrelated third parties for contractual services and fees related to previous financing transactions of the Company. These warrants have exercise prices ranging from $0.047 per share to $0.146 per share, with a weighted average exercise price of $0.135 per share. These warrants will expire at various times through November, 2006

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

           As of September 30, 2002, the outstanding loan balance including interest, monies loaned from the proceeds of stock sales, unpaid compensation, income taxes incurred from the sale of stock and unreimbursed expenses, totaled $2,009,822. On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him under the promissory note into 1,504,875 shares of Class B common stock. At December 31, 2004, the total balance owed to Mr. Mahoney was $581,369, convertible into 581,369 shares of our Class B common stock, or 9,530,639,344 shares of our Class A common stock.

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

           In connection with the "spin-offs" of the subsidiaries, the Company's Chairman of the Board plans to transfer approximately $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

ADMINISTRATIVE SERVICE AGREEMENTS

           In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

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

           In February 2004, Trey Resources was distributed to the shareholders according to terms listed above.

PROPOSED SPIN-OFF OF IVOICE TECHNOLOGIES, DEEP FIELD TECHNOLOGIES & SPEECHSWITCH

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

           In connection with the "spin-offs" of the subsidiaries, the Company will transfer $4 million of intangible assets, in the aggregate, to the subsidiaries upon the completion of the spin-off.

           In connection with the "spin-offs" of the subsidiaries, the Company's Chairman of the Board plans to transfer approximately $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

           In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to- month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)        EXHIBITS

No.        Description
---        -----------

3.1 Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

3.2 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

10.01 Letter Agreement dated June 28, 2002 (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.02 Promissory Note dated as of August 16, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to
           Exhibit 10.24 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.03 Promissory Note dated as of November 27, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.04 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.05 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.06 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.07 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments. (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.08 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP. (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.09 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004).

10.10 Form of Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.11 Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.12 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.13 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.14 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.15 Form of 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.16 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.17 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14, 2003).

13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference and previously filed with the Commission.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*

---------------



(B) REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this Report.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the

Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


           SERVICES                                    2004         2003
           --------                                    ----         ----

           Audit Fees                                $19,299      $19,775

           Audit - Related Fees                         --           --

           Tax fees                                  $ 2,350      $ 1,000

           All Other Fees                               --           --

           Total                                     $21,649      $20,775

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


           Dated: March 9, 2005


                                          iVoice, Inc..

                                          By:/s/ JEROME R MAHONEY

                                          Jerome R. Mahoney

                                          President, Chief Executive Officer,

                                          Chief Financial Officer and Director

                                INDEX OF EXHIBITS

3.1 Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

3.2 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

10.01 Letter Agreement dated June 28, 2002 (incorporated herein by reference to Exhibit 10.24 to the Registration Statement on Form SB-2 filed on July 2, 2002).

10.02 Promissory Note dated as of August 16, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to
           Exhibit 10.24 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.03 Promissory Note dated as of November 27, 2002 given by iVoice, Inc. to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.04 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.05 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.06 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.07 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments. (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.08 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP. (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.09 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004).

10.10 Form of Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.11 Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.12 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.13 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.14 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.15 Form of 5% Convertible Debenture issued by iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.16 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.17 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14, 2003).

13.1 Form 10-QSB for the quarter ending March 31, 2003 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending June 30, 2003 incorporated by reference and previously filed with the Commission.

13.3 Form 10-QSB for the quarter ending September 30, 2003 incorporated by reference and previously filed with the Commission.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*


----------------
*  Filed herewith

                                  IVOICE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                                  IVOICE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------


                                                                            Page
                                                                            ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..................   1-2


CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets ..................................................   3-4

         Statements of Operations ........................................     5

         Statements of Stockholders' Equity (Deficiency) .................   6-9

         Statements of Cash Flows ........................................ 10-12



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................... 13-38

                         BAGELL, JOSEPHS & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                    TEL: 856.346.2628       FAX: 856.346.2882



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF
IVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheet of IVOICE, INC. AND SUBSIDIARIES as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2004 have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and are in process of spinning out their subsidiaries. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVOICE, INC. AND SUBSIDIARIES as of December 31, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                  Bagell, Josephs & Company, LLC
Gibbsboro, New Jersey
March 7, 2005

                          MENDLOWITZ WEITSEN, LLP, CPAS
               K2 BRIER HILL COURT, EAST BRUNSWICK, NJ 08816-3341
            TEL: 732.613.9700 FAX: 732.613.9705 E-MAIL: MW@MWLLP.COM
                                  WWW.MWLLP.COM


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of iVoice, Inc.

We have audited the accompanying consolidated balance sheet of iVoice, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iVoice, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   Mendlowitz Weitsen, LLP

                                                   MENDLOWITZ WEITSEN, LLP

East Brunswick, New Jersey
March 10, 2004
                          iVOICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                 December 31,
                                                         ---------------------------
                                                             2004           2003
                                                         ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                              $  7,985,743   $  4,506,608
  Accounts receivable, net of allowance for
     doubtful accounts of $2,700 and $2,700                    54,766         38,738
  Inventory                                                     6,122         22,586
  Costs in excess of billings on uncompleted jobs                  --          3,947
  Net current assets of discontinued operations                    --         59,548
  Securities available for sale                               750,000             --
  Prepaid expenses and other current assets                    12,877        173,885
                                                         ------------   ------------

      Total current assets                                  8,809,508      4,805,312
                                                         ------------   ------------

PROPERTY AND EQUIPMENT, NET                                    39,349         38,842
                                                         ------------   ------------



OTHER ASSETS

  Software license costs, net of accumulated
     amortization of $454,000 and $406,350                         --         45,400
  Net long-term assets of discontinued operations                  --          9,000
  Intangible assets, net of accumulated
     amortization of $6,285 and $2,760                        216,505        131,046
  Deposits and other assets                                     6,666          7,000
                                                         ------------   ------------

      Total other assets                                      223,171        192,446
                                                         ------------   ------------

TOTAL ASSETS                                             $  9,072,028   $  5,036,600
                                                         ============   ============



                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                             2004           2003
                                                         ------------   ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $    450,503   $    326,991
  Due to related parties                                      581,369        472,828
  Net current liabilities of discontinued operations               --        637,467
  Notes Payable                                               856,500             --
  Convertible debentures                                    1,760,000        140,000
  Deferred maintenance contracts                               43,487         26,321
                                                         ------------   ------------

  Total current liabilities                                 3,691,859      1,603,607

      Total liabilities                                     3,691,859      1,603,607
                                                         ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, $1 par value; Authorized shares -
      1,000,000; Issued and outstanding shares - none              --             --
  Common stock, Class A:
      2004 - no par value; Authorized 10,000,000,000
         9,248,728,373 shares issued, 9,144,887,874
         shares outstanding
      2003 - no par value; Authorized 10,000,000,000
         4,719,808,096 shares issued, 4,719,208,096
         shares outstanding                                24,460,709     19,954,737
  Common stock, Class B: - no par value, Authorized
      shares - 3,000,000
      2004 - par value $.01; authorized 50,000,000
         2,204,875 shares issued, 1,714,180 shares
         outstanding,
      2003 - par value $.01; authorized 50,000,000
         2,204,875 shares issued, 1,799,875 shares
         outstanding                                               42            127
  Additional paid in capital                                       --             --
  Accumulated deficit                                     (19,051,782)   (16,493,071)
  Treasury stock, 2002 - 600,000 Class A shares, at cost      (28,800)       (28,800)
                                                         ------------   ------------


      Total stockholders' equity  (deficiency)              5,380,169      3,432,993
                                                         ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)  $  9,072,028   $  5,036,600
                                                         ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Years Ended
                                                                     December 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
SALES, NET                                                   $    358,375    $    442,987

COST OF SALES                                                     136,203         179,512
                                                             ------------    ------------

GROSS PROFIT                                                      222,172         263,475
                                                             ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling expenses                                                 71,994         100,178
  General and administrative expenses                           1,712,462         925,618
  Research and development                                         59,195         187,685
  Depreciation and amortization                                    61,449         149,453
                                                             ------------    ------------

      Total selling, general and administrative expenses        1,905,100       1,362,934
                                                             ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                (1,682,928)     (1,099,459)
                                                             ------------    ------------

OTHER INCOME \ (EXPENSE)
  Other income                                                    238,682         146,649
  Gain on Sale of Securities Held for Sale                             --         101,237
  Write off of financing costs                                 (1,408,251)             --
  Interest expense                                                (80,647)       (753,564)
                                                             ------------    ------------
      Total other expense                                      (1,250,216)       (505,678)
                                                             ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            (2,933,144)     (1,605,137)


PROVISION FOR INCOME TAXES                                             --              --
                                                             ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                            (2,933,144)     (1,605,137)

COSTS IN CONNECTION WITH SPIN-OFF                                      --          67,828

LOSS FROM DISCONTINUED OPERATIONS
  Loss from Discontinued Operations - Trey Resources, Inc.         26,744         329,777
                                                             ------------    ------------

NET LOSS                                                     $ (2,959,888)   $ (2,002,742)
                                                             ============    ============

NET LOSS PER COMMON SHARE
  Continuing Operations:
      Basic                                                  $       (.00)   $       (.00)
                                                             ============    ============
      Diluted                                                $       (.00)   $       (.00)
                                                             ============    ============
  Discontinued Operations:
      Basic                                                  $       (.00)   $       (.00)
                                                             ============    ============
      Diluted                                                $       (.00)   $       (.00)
                                                             ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                         Common Stock Class A           Common Stock Class B
                                                    -----------------------------   -----------------------------
                                                        Shares          Amount         Shares           Amount
                                                    -------------   -------------   -------------   -------------
Balance at January 1, 2003                            518,091,163   $     518,091       1,858,875   $         186

Collection of stock subscriptions                              --              --              --              --

Issuance of common stock for services                 306,666,667          30,667              --              --

Purchase of treasury stock                                     --              --              --              --

Issuance of common stock for cash                   2,756,142,084         322,863              --              --

Issuance of common stock for compensation                      --              --              --              --

Issuance of convertible debentures                             --              --              --              --

Issuance of stock on conversion of Class B shares     610,318,926          61,032         (59,000)            (59)

Issuance of stock on debenture conversion             466,859,715          49,386              --              --

Issuance of stock on interest conversion               61,129,541           6,113              --              --

Adjustment for change in par value                             --      18,966,585              --              --

Net loss for the year ended December 31, 2003                  --              --              --              --
                                                    -------------   -------------   -------------   -------------

Balance at December 31, 2003                        4,719,208,096   $  19,954,737       1,799,875   $         127
                                                    =============   =============   =============   =============





                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                                                                    Total
                                                        Stock                       Additional                   Stockholders'
                                                    Subscriptions     Treasury       Paid in      Accumulated       Equity
                                                      Receivable       Stock         Capital        Deficit      (Deficiency)
                                                     ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2003                           $         --   $    (28,800)  $ 13,619,554   $(14,490,329)  $   (381,298)

Collection of stock subscriptions                              --             --             --             --             --

Issuance of common stock for services                          --             --        348,833             --        379,500

Purchase of treasury stock                                     --             --             --

Issuance of common stock for cash                              --             --      4,910,780             --      5,233,643

Issuance of common stock for compensation                      --             --             --             --             --

Issuance of convertible debentures                             --             --         35,000             --         35,000

Issuance of stock on conversion of Class B  shares             --             --        (60,973)            --             --

Issuance of stock on debenture conversion                      --             --         66,414             --        115,800

Issuance of stock on interest conversion                       --             --         46,977             --         53,090

Adjustment for change in par value                             --             --    (18,966,585)            --             --

Net loss for the year ended December 31, 2003                  --             --             --     (2,002,742)    (2,002,742)
                                                     ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2003                         $         --   $    (28,800)  $         --   $(16,493,071)  $  3,432,993
                                                     ============   ============   ============   ============   ============



                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                        Common Stock Class A            Common Stock Class B
                                                    -----------------------------   -----------------------------
                                                        Shares          Amount          Shares          Amount
                                                    -------------   -------------   -------------   -------------
Balance at January 1, 2004                          4,719,208,096   $  19,954,737       1,799,875   $         127

Issuance of common stock for services                  37,931,034         110,000              --              --

Issuance of common stock for fees associated with
the Equity Line of Credit with Cornell Capital        306,060,606       1,010,000              --              --

Issuance of common stock for repayment of
outstanding notes payable                           2,559,317,803       3,000,000              --              --

Issuance of common stock for interest                  75,682,200          37,841              --              --

Issuance of common stock for directors fees            14,178,571          12,818              --              --

Issuance of common stock for payment of legal
services related to patent applications                27,509,564          52,978              --              --

Issuance of stock on conversion of Class B shares   1,405,000,000              85         (85,695)            (85)

Spin-off of Trey Resources to shareholders                     --         282,250              --              --

Net loss for the year ended December 31, 2004                  --              --              --              --
                                                    -------------   -------------   -------------   -------------

Balance at December 31, 2004                        9,144,887,871   $  24,143,459       1,714,180   $          42
                                                    =============   =============   =============   =============





                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                                                                    Total
                                                        Stock                       Additional                   Stockholders'
                                                    Subscriptions     Treasury       Paid in      Accumulated       Equity
                                                      Receivable       Stock         Capital        Deficit      (Deficiency)
                                                     ------------   ------------   ------------   ------------   ------------

Balance at January 1, 2004                           $         --   $    (28,800)  $         --   $(16,493,071)  $  3,432,993

Issuance of common stock for services                          --             --             --             --        110,000

Issuance of common stock for fees associated with
the Equity Line of Credit with Cornell Capital                 --             --             --             --      1,010,000

Issuance of common stock for repayment of
outstanding notes payable                                      --             --             --             --      3,000,000

Issuance of common stock for interest                          --             --             --             --         37,841

Issuance of common stock for directors fees                    --             --             --             --         12,818

Issuance of common stock for payment of legal
services related to patent applications                        --             --             --             --         52,978

Issuance of stock on conversion of Class B shares              --             --             --             --             --

Spin-off of Trey Resources to shareholders                     --             --             --        401,177        683,427

Net loss for the year ended December 31, 2004                  --             --             --     (2,959,888)    (2,959,888)
                                                     ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2004                         $         --   $    (28,800)  $         --   $(19,051,782)  $  5,380,169
                                                     ============   ============   ============   ============   ============



                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                               For the Years Ended
                                                                   December 31,
                                                         ------------------------------
                                                             2004              2003
                                                         ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                              $ (2,959,888)     $ (2,002,742)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
   Depreciation and amortization                               10,274            38,348
   Amortization of prepaid expense                            248,407           147,000
   Amortization of intangibles                                 10,725             2,760
   Amortization of software licenses                           47,650           108,800
   Loss from discontinued operations                           22,196                --
   Gain on sale of securities held for sale                        --          (101,237)
   Discount on interest conversion                                 --            24,497
   Common stock issued for financing fees                   1,010,000                --
   Common stock issued for legal services                     110,000                --
   Common stock issued for patent service fees                 52,978                --
   Common stock issued for directors fees                      12,818                --
   Common stock issued for interest charges                    37,841            28,584
   Changes in certain assets and liabilities:
      Accounts receivable                                     (16,028)          (23,551)
      Inventory                                                16,464             9,292
      Other assets                                           (137,604)          (18,327)
      Accounts payable and accrued expenses                   303,683           622,421
      Deferred revenue                                         17,166            21,996
                                                         ------------      ------------

   Total cash used in operating activities                 (1,213,318)       (1,142,159)
                                                         ------------      ------------




                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                                 For the Years Ended
                                                                    December 31,
                                                            ------------------------------
                                                                2004              2003
                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            (10,781)           (7,004)
   Investment in securities held for sale                       (750,000)          (50,000)
   Proceeds from dispositions in securities held for sale             --           151,237
   Purchase of intangibles                                       (96,184)           (9,320)
                                                            ------------      ------------

   Total cash provided by (used in) investing activities        (856,965)           84,913
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                           --         5,233,652
   Repayments of related party loans                             (71,630)         (123,000)
   Proceeds from notes payable                                 5,650,000         1,700,000
   Repayment of notes payable                                 (1,793,500)       (1,934,667)
   Repayment of capital leases payable                                --           (13,928)
   Sale of convertible debentures                              1,760,000           140,000
                                                            ------------      ------------

   Total cash provided by financing activities                 5,544,870         5,002,057
                                                            ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      3,474,587          3944,811


CASH AND EQUIVALENTS - Beginning of period -
   Continuing Operations                                       4,506,608           566,345
                                                            ------------      ------------
CASH AND EQUIVALENTS - Beginning of period -
   Discontinued Operations                                         4,548                --
                                                            ------------      ------------

CASH AND EQUIVALENTS - END OF PERIOD -
   Continuing Operations                                    $  7,985,743      $  4,506,608
                                                            ============      ============
CASH AND EQUIVALENTS - END OF PERIOD -
   Discontinued Operations                                  $         --      $      4,548
                                                            ============      ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                         $        640      $        700
                                                            ============      ============
   Income taxes                                             $         --      $         --
                                                            ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2004
------------------------------------

During the year ended December 31, 2004, the Company:

a) During the year ended December 31, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

b) During the year ended December 31, 2004, the Company issued 2,663,158,299 shares of Class A common stock with a total value of $3,000,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the year ended December 31, 2004, the Company issued 75,682,200 shares of Class A common stock with a total value of $37,841 for interest due on the equity line financing with Cornell Capital Partners, LP.

d) During the year ended December 31, 2004, the Company issued 14,178,571 shares of Class A common stock for directors fees valued at $12,818.

e) During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978.

f) During the year ended December 31, 2004, the Company issued 37,931,034 shares of Class A common stock f) for legal services valued at $110,000.

g) Due to timing of the year end, 103,840,496 shares of Class A common stock were issued to Cornell Capital Partners, but were not outstanding at December 31, 2004. The aggregate shares outstanding at December 31, 2004 reflect this adjustment.


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


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a)   Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, subsequently changed to Delaware.

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

     In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and its Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. Trey Resources now owns and operates the Automatic Reminder software business as an independent publicly traded entity following this distribution.

     On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware. This was an inactive subsidiary.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

a)   Basis of Presentation (Continued)
     ---------------------
     On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the filing fees in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technology, Inc., and SpeedSwitch, Inc. in the State of New Jersey. However, an error occurred in the initial filings with the State of New Jersey, and amendments to the Certificate of Incorporation were filed changing the name of Deep Field Technology, Inc. to Deep Field Technologies, Inc. and SpeedSwitch, Inc. to SpeechSwitch, Inc. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., have been assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice intends to dissolve the Nevada subsidiaries.

     In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders shares of Class A common stock of it's three new subsidiaries upon successful completion of the filing of form SB-2 with the Securities and Exchange Commission. The forms were initially filed on November 11, 2004 and are back with the company with comments, which will be amended and refilled shortly. Upon the effectiveness of required Securities and Exchange Commission filings and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of these subsidiaries.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

b)   Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technologies, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc. and Trey Resources, Inc. On February 13, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Statements of Operations and Cash Flows for the year ended December 31, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. The Statements of Operations and Cash Flows for the year ended December 31, 2003 have also been reclassified to reflect Trey Resources as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

b)   Principles of Consolidation (Continued)
     ---------------------------
     On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the filing fees in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technology, Inc., and SpeedSwitch, Inc. in the State of New Jersey. However, an error occurred in the initial filings with the State of New Jersey, and amendments to the Certificate of Incorporation were filed changing the name of Deep Field Technology, Inc. to Deep Field Technologies, Inc. and SpeedSwitch, Inc. to SpeechSwitch, Inc. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., have been assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice intends to dissolve the Nevada subsidiaries.

     On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware. This was an inactive subsidiary.

c)   Line of Business
     ----------------
     The Company is a communication company primarily engaged in the development, manufacturing and marketing of voice recognition and computerized telephony systems for small-to-medium sized businesses and corporate departments. The Company's technology allows businesses to communicate more efficiently and effectively by integrating speech recognition into their traditional office telephone systems with voicemail, automated attendant and Interactive Voice Response ("IVR") functions. IVR products allow information in PC databases to be accessed from a standard touch-tone telephone system. The Company sells its products directly to business customers and through Dealer and Reseller channels throughout the United States.

d)   Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

e)   Revenue Recognition
     -------------------
     The Company obtains its income primarily from the sale of its voice recognition and computer technology communication systems. Revenue for systems that require customization to meet a customer's specific needs or technical requirements is recognized by the contract method of accounting, using percentage of completion. Progress toward completion is measured by costs incurred to date as a percentage of total estimated costs for each contract. Under the percentage of completion method, the asset, "Costs and estimated earnings in excess of billings" represents revenue recognized in excess of the amount billed. The liability, "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized. The completed contract method is used for systems, which do not require customization or installation. The Company recognizes revenue from support services at the time the service is performed or over the period of the contract for maintenance or support.

f)   Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2004 and 2003, advertising expense amounted to $7,025 and $6,868, respectively.

g)   Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

h)   Marketable Securities
     ---------------------
     The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficiency) under the caption Equity Adjustment. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

i)   Concentration of Credit Risk
     ----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

i)   Concentration of Credit Risk (Continued)
     ----------------------------
     For the year ended December 31, 2004, two customers represented 11.2% and 10.3% of our total revenues for the annual period. For the year ended December 31, 2003, two customers represented 13.7% and 8.3% of our total revenues for the annual period. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

j)   Inventory
     ---------
     Inventory, consisting primarily of system components such as computer components, voice cards, and monitors, is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

k)   Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

l)   Software License Cost
     ---------------------
     Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. The remaining unamortized cost was written off in 2004.

m)   Income Taxes
     ------------
     The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

n)   Financing Costs
     ---------------
     Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are expensed as incurred.

o)   Debt Issue Costs
     ----------------
     Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company changed its method of accounting for these costs and charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

p)   Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at December 31, 2004 and 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

q)   Long-Lived Assets
     -----------------
     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

r)   Earnings Per Share
     ------------------
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

r)   Earnings Per Share (Continued)
     ------------------
     The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                      As of December 31,
                                               -------------------------------
                                                    2004              2003
                                               -------------     -------------
     Basic and Diluted EPS Purposes            7,241,555,781     2,614,213,349
                                               =============     =============

s)   Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2004 and 2003, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

t)   Recent Accounting Pronouncements
     --------------------------------
     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

t)   Recent Accounting Pronouncements (Continued)
     --------------------------------
     SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

t)   Recent Accounting Pronouncements (Continued)
     --------------------------------
     In January 2003, FASB Interpretation No. 46 ("FIN No. 46"),"Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently, this standard has not had a material effect on the Company's financial statements.

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

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

     The summarized results of operations for the years ended December 31, 2004 and 2003 are as follows:

                                                  Through
                                                  Feb 11, 04          2003
                                                 ------------    ------------
     Revenues                                    $         --    $      1,350
     Cost of Revenues                                      --             435
                                                 ------------    ------------
     Gross profit                                          --             915
     Operating Expenses                                25,939         379,306
                                                 ------------    ------------
     Operating Loss                                   (25,939)       (377,956)
     Other expense                                        805          19,214
     Provision for income taxes                            --              --
                                                 ------------    ------------
     Net Loss                                    $    (26,744)   $   (397,605)
                                                 ============    ============


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment is summarized as follows:

                                                         December 31,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------
     Equipment                                   $     80,103    $     69,322
     Leasehold improvements                            11,454          11,454
     Furniture and fixtures                           123,519         123,519
                                                 ------------    ------------
                                                      215,076         204,295
     Less:  Accumulated depreciation                  175,727         165,453
                                                 ------------    ------------
        Property and equipment, net              $     39,349    $     38,842
                                                 ============    ============

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)
-------------------------------------------

     Depreciation expense for the years ended December 31, 2004 and 2003 was $10,274 and $38,348, respectively.


NOTE 4 - GOODWILL AND INTANGIBLES
---------------------------------

     In May and in December 2003, the company was issued two patents by the U.S Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. In October 26, 2004 iVoice announced it has received United States Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight basis over the life of the patents. All capitalized intangibles have been reviewed for impairment at December 31, 2004. In doing so, management has determined that no write-down for impairment is required.

     Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     Total intangible assets, consisting of costs associated with the Company's patent applications amounted to $229,990 less accumulated amortization of $13,485 at December 31, 2004. At December 31, 2003, intangible assets totaled $133,806 net of accumulated amortization of $2,760.


NOTE 5 - COSTS IN EXCESS OF BILLINGS/BILLINGS IN EXCESS OF COSTS
----------------------------------------------------------------

     Costs in excess of billings/(billings in excess of costs and estimated earnings) on uncompleted contracts as of December 31, 2004 and 2003 consists of the following:


December 31,
                                                     2004            2003
                                                 ------------    ------------
     Costs incurred on uncompleted contracts     $         --    $     13,245
     Estimated earnings                                    --           4,525
                                                 ------------    ------------
                                                           --          17,791
          Less billings to date                            --          13,844
                                                 ------------    ------------
                                                 $         --    $      3,947
                                                 ============    ============

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 6 - INCOME TAXES
---------------------

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

     Federal Income Tax Rate                            (34.0)%
        Deferred Tax Charge (Credit)                       --
        Effect on Valuation Allowance                    38.7%
     State Income Tax, Net of Federal Benefit            (4.1)%
                                                 ------------
     Effective Income Tax Rate                            0.0%
                                                 ============

     As of December 31, 2004 and 2003, the Company had net operating loss carry forwards of approximately $13,200,000 and $10,800,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2016. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

     For state income taxes, the Company's net operating loss carry forwards have been reduced by $8,132,021. During the years ended 2004 and 2003, the company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After related commissions and expenses related to application submission the Company received cash proceeds of $56,257 and $146,649 for the years ended December 31, 2004 and 2003 respectively.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                          December 31
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------
     Net Operating Loss Carry forwards           $  4,800,000    $  4,200,000
     Less:  Valuation Allowance                    (4,800,000)     (4,200,000)
                                                 ------------    ------------
     Net Deferred Tax Assets                     $         --    $         --
                                                 ============    ============


     Net operating loss carry forwards expire starting in 2007 through 2018.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 7 - NOTE PAYABLE
---------------------

     On February 23, 2004 the Company issued an unsecured promissory note totaling $3,000,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date.

     On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The notes mature 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date.

     On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, to reduce the outstanding amount owed on the May 25th promissory note.

     At December 31, 2004, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the February 23rd note and leave an unpaid balance of $856,500 on the May 25th note.

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 8 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------------------

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

     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of December 31, 2004 and 2003, the remaining outstanding balance owed to Mr. Mahoney amounted to $581,369 and $722,828, respectively.


NOTE 9 - CONVERTIBLE DEBENTURES
-------------------------------

     In order to provide necessary working capital for iVoice Technology, Inc. ("iVoice Technology"), in August 2004, iVoice Technology entered into a subscription agreement with certain purchasers to issue $560,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $140,000 of secured Convertible Debentures based on the effectiveness of the registration statement. On February 25, 2005, convertible notes equal in principal to $700,000 were terminated and replaced with secured promissory notes of the same value.

     In order to provide necessary working capital for Deep Field Technologies, Inc. ("Deep Field"), in August 2004, Deep Field entered into a subscription agreement with certain purchasers to issue $200,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $300,000 of secured Convertible Debentures based on the effectiveness of the registration statement. In November 2004, an additional $200,000 was issued against the option for a total of $400,000. On February 25, 2005, convertible notes equal in principal to $500,000 were terminated and replaced with secured promissory notes of the same value.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)
-------------------------------------------

     In order to provide necessary working capital for SpeechSwitch, Inc. ("SpeechSwitch"), in August 2004, SpeechSwitch entered into a subscription agreement with certain purchasers to issue $400,000 in convertible debentures, with interest payable at 5.0 % per annum with an option to issue an additional $600,000 of secured Convertible Debentures based on the effectiveness of the registration statement. In November 2004, an additional $400,000 was issued against the option for a total of $800,000. On February 25, 2005, convertible notes equal in principal to $1 million were terminated and replaced with secured promissory notes of the same value.

     In January 2003, the Company, through its Trey Resources, Inc. subsidiary, entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four
     (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. At December 31, 2003, a total of $140,000 in debenture proceeds has been received so far and is outstanding as of that date. In 2004, the debentures were part of the spin-off of Trey and no longer appear on the books of iVoice.

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

     Rent expense under operating leases for the year ended December 31, 2004 and 2003 was $90,000 and $99,568, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

b) On November 15, 2004, the Company amended the employment agreement with Jerome Mahoney and extended the term for an additional five-year period commencing on May 1, 2004. He will serve as the Company's Chairman of the Board, President and Chief Executive Officer for a term of five years. As consideration, the Company agrees to pay Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

c) The following employment agreements were entered into by the Company's wholly owned subsidiaries:

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

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

d) In September 7, 2004 iVoice announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary iVoice Technology, Inc. The Form SB-2 was filed with the Securities and Exchange Commission November 15, 2004.

e) In September 14, 2004 iVoice announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary Deep Field Technologies, Inc. The Form SB-2 was filed with the Securities and Exchange Commission November 15, 2004.

f) In November 5, 2004 iVoice announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The Form SB-2 was filed with the Securities and Exchange Commission November 15, 2004.

g) In connection with the "spin-offs" of the subsidiaries, the Company will transfer $4 million of intangible assets in the aggregate, to the subsidiaries upon the completion of the spin-off.

h) The Company's Chairman of the Board plans to transfer approximately $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

i) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to- month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

j) In December 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $20.0 million to raise capital to fund the Company's working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay lowest closing bid price of the Class A common stock on the Over-the-Counter Bulletin Board during the five consecutive trading day period immediately following our request for such advance, subject to the provisions of the Equity Line of Credit Agreement. In January 2004, pursuant to the agreement with Cornell Capital Partners, LP, the Company registered for resale on Form SB-2, 3,993,939,394 shares of Class A common stock with the Securities and Exchange Commission. The offering terminates 24 months after the Securities and Exchange Commission declares the registration statement effective.

k) In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and the Automated Reminder software business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. Trey Resources will own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution.

l) In connection with the proposed distribution to stockholders of shares of Class A common stock of Trey Resources and the Automated Reminder business, the Company intends to allocate to Trey Resources corporate assets, liabilities and expenses related to the Automatic Reminder software business, based on an estimate of the proportion of such amounts allocable to Trey Resources, utilizing factors such as total revenues, employee headcount and other relevant factors.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

m) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, upon consummation of the proposed spin-off of Trey Resources, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

n) On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners in January 2003. In connection therewith, iVoice has agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of securities purchase agreements between Trey Resources and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if Trey Resources defaults in payment or performance of any of its obligations under the convertible debentures, the Company is required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance under the Equity Line of Credit on the day of any such default, in the amount of $250,000 in order to repay to the principal amount of the convertible debentures plus $50,000 within seven days of default by Trey Resources. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination. On February 13, 2004, this guarantee was cancelled.

o) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 8.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 11 - COMMON STOCK
----------------------

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

a)   Class A Common Stock
     --------------------
     Class A Common Stock consists of the following as of December 31, 2004:
     10,000,000,000 shares of authorized common stock with no par value, 9,248,728,373, shares were issued and 9,144,887,874 shares were outstanding.

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

     For the year ended December 31, 2004, the Company had the following transactions in its Class A Common Stock:

     1. During the year ended December 31, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

     2. During the year ended December 31, 2004, the Company issued 2,663,158,299 shares of Class A common stock with a total value of $3,000,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

     3. During the year ended December 31, 2004, the Company issued 75,682,200 shares of Class A common stock with a value of $37,841 for interest due on the equity line financing with Cornell Capital Partners.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 11 - COMMON STOCK (CONTINUED)
----------------------------------

     4. During the year ended December 31, 2004, the Company issued 14,178,571 shares of Class A common stock for directors fees valued at $12,818.

     5. During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978.

     6. During the year ended December 31, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

     7. A total of 85,695 Class B shares were converted into 1,405,000 Class A shares.

     8. Due to timing of the year end, 103,840,496 shares of Class A shares were issued to Cornell Capital Partners, but were not outstanding at December 31, 2004. The aggregate shares outstanding at December 31, 2004 reflect this adjustment.

b)   Class B Common Stock
     --------------------
     Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of December 31, 2004, there are 2,204,875 shares issued and 1,714,180 shares outstanding. As of December 31, 2003, there are 2,204,875 shares issued and 1,799,875 shares outstanding

     Pursuant to the conversion terms of the Class B Common stock, on December 31, 2004, the 1,714,180 outstanding shares of Class B common stock are convertible into 28,101,311,475 shares of Class A common stock.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 11 - COMMON STOCK (CONTINUED)
----------------------------------


     For the year ended December 31, 2004, the Company had the following transactions in its Class B Common Stock:

     1. A total of 85,695 Class B shares were converted into 1,405,000,000 Class A shares.

c)   Preferred Stock
     ---------------
     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2004, no shares were issued or outstanding.


NOTE 12 - STOCK OPTIONS
-----------------------

     The Company did not issue any stock options for the year ended December 31, 2004 and 2003.

     During 2002, the Company issued various options as follows:

a) On August 23, 2002, the Company issued to one of its employees, options to purchase 5,000,000 shares of iVoice Class A Common Stock at a price of $.009 per share. The options vest at 25% per year and expire five-years from the date of issue.

     Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2004:

     Expiration Date                         Exercise Price         Shares
     ----------------                        --------------      ----------
     August 17, 2005                             .1406            5,490,000
     January 9, 2006                             .1045              200,000
     February 27, 2006                           .1406               87,310
     February 28, 2006                           .1458               78,000
     March 13, 2006                              .1221               39,200
     April 30, 2006                              .1323              343,750
     November 14, 2006                           .0470              250,000
                                                                 ----------
                                                                  6,488,260
                                                                 ==========

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 12 - STOCK OPTIONS (CONTINUED)
-----------------------------------

     Employee Stock Option Plan
     --------------------------
     During the year ended December 31, 1999, the Company adopted the Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of five years. During 1999, 20,000,000 shares were reserved for future issuance under the plan. As of December 31, 2002, 16,559,000 options to purchase shares were granted. A total of 9,000,000 of these granted options were exercised.

     At December 31, 2002, a total of 6,891,083 options to purchase Class A common shares were outstanding and held by company employees. The exercise prices range from $0.009 to $3.75 per share. All options issued to employees vest at 25% per year and expire in 5 years.

     The following employee options have been exercised as of that date:

         Optionee             Exercised          # Shares             Price
     --------------          -----------         ---------            -----
     Joel Beagleman           03/20/00           9,000,000            0.033

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

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 12 - STOCK OPTIONS (CONTINUED)
-----------------------------------

                                                     For The Year Ended,
                                                         December 31,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------
     Net Loss
        As Reported                              $ (2,959,888)   $ (2,002,742)
                                                 ============    ============
        Proforma                                 $ (2,959,888)   $ (2,002,742)
                                                 ============    ============
     Basic Loss Per Share
        As Reported                              $       (.00)   $       (.00)
                                                 ============    ============
        Proforma                                 $       (.00)   $       (.00)
                                                 ============    ============

     The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 2.00% and 4.30% respectively; and expected life of 3.21 and 4.21 years, respectively.

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

     The following summarizes the stock option and warrant transactions:

                                                 Weighted      Other        Weighted
                                    Employee      Average     Options        Average
                                 Stock Options   Exercise       and         Exercise
                                  Outstanding      Price      Warrants        Price
                                  ----------    ----------   ----------    ----------
     Balance, January 1, 2003      6,891,083    $     .077    6,558,260    $    0.135
       Granted                            --    $     .000           --    $    0.000
       Exercised                          --    $     .000           --    $    0.000
       Canceled                   (6,891,083)   $     .077      (10,000)   $    0.010
                                  ----------    ----------   ----------    ----------
     Balance, December 31, 2003           --    $     .077    6,548,260    $    0.135
                                  ==========    ==========   ==========    ==========

       Granted                            --    $     .000           --    $    0.000
       Exercised                          --    $     .000           --    $    0.000
       Canceled                           --    $     .000      (60,000)   $    0.010
                                  ----------    ----------   ----------    ----------
     Balance, December 31, 2004           --    $     . --    6,488,260    $    0.135
                                  ==========    ==========   ==========    ==========

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 12 - STOCK OPTIONS (CONTINUED)
-----------------------------------

     Outstanding and Exercisable,
      December 31, 2003                   --    $     . --    6,548,260    $    0.135
                                  ==========    ==========   ==========    ==========

     Outstanding and Exercisable,
      December 31, 2004                   --    $     . --    6,488,260    $    0.135
                                  ==========    ==========   ==========    ==========


NOTE 13 -  GOING CONCERN
------------------------

     During the year ended December 31, 2004, the Company has been able to raise sufficient working capital through its Equity Line of Credit financing agreement with Cornell Capital Partners, LP to meet its operating requirements at their current level for at least the next 24 months. As a result, this increase in working capital has significantly reduced the doubt regarding the Company's ability to continue as a going concern.


NOTE 14 -  SUBSEQUENT EVENTS
----------------------------

o On January 11, 2005, Company has provided Cornell with an advance put notice dated April 12, 2004 for the sale of 103,840,496 shares of Class A Common stock representing the negative escrow account with Cornell Capital Partners.

     On January 12, 2005 iVoice, Inc. issued 510,000,000 shares of Class A Common stock for the conversion of 31,100 Class B shares to the president and Chief Executive Officer of iVoice, Inc. The lowest issue price of Class A common stock since the Class B Common Stock shares were issued is $.000122.

     On February 2, 2005 the officers of iVoice, Inc. have agreed to issue 96,000,000 shares of Class A Common stock for the conversion of 5,856 Class B shares to the president and Chief Executive Officer of iVoice, Inc. The lowest issue price of Class A common stock since the Class B Common Stock shares were issued is $.000122.

o Effective February 28, 2005, the three subsidiaries of iVoice, Inc. terminated their respective Standby Equity Distribution Agreement, dated August 2004, entered into by and between the Company and Cornell Capital Partners, LLP

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

     On February 28, 2005, the Company executed a non-binding letter agreement with Cornell Capital Partners LLP whereby the parties agreed to enter into a Standby Equity Distribution Agreement at such time following the date that the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on November 2004, is deemed effective by that agency.

     On February 28, 2005, the Company renegotiated the terms and conditions of its Convertible Debentures with the holders of such debentures. The parties thereto agreed to exchange the Convertible Debentures for various Promissory Notes. The Promissory Notes will be in the aggregate amount of $2,200,000, $1,760,000 of which was advanced in 2004, and $440,000 of which was advanced on February 28, 2005. A commitment fee of 10% of the face amount of the Convertible Debentures was paid at the time of each advance on the Convertible Debentures. Such commitment fees were credited against commitment fees due and owing against the Note. The balance of the commitment fee against the Notes was paid on February 28, 2005, at the time that such $440,000 was advanced to the Company.

     The Promissory Note bears interest at the rate of 12% per annum. Principal on the Notes will be amortized in equal weekly installments of $30,000 in total commencing on September 1, 2005. Payments of interest shall commence on September 1, 2005 and shall continue on the first day of each calendar month thereafter until the principal is paid in full. Payment in full of the principal and interest on the Note is due on or before July 4, 2006. In the event all principal and interest has not been satisfied by the one year anniversary from the initial payment on July 4, 2005, in accordance with the amortization schedule described above, the Company will make a lump sum payment of all outstanding interest and principal on July 4, 2006.

     On February 28, 2005, the company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of securities purchase agreements between the subsidiaries and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if the subsidiaries default in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the company and Cornel Capital Partners, LP. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the Company's registration statements being declared effective by the U.S Securities and Exchange Commission.