Form 10QSB
period 2005-03-31
IVOICE COM INC /DE
filed 2005-05-13
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________



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

Number of shares of Class A, common stock, No par value, outstanding as
of May 10, 2005:                        9,884,728,373
================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.

PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheet -
                March 31, 2005 (Unaudited)                                  2

                Condensed Consolidated Statements of Operation -
                For the three months ended March 31, 2005 and 2004          3

                Condensed Consolidated Statements of Cash Flow -
                For the three months ended March 31, 2005 and 2004        4-5

                Notes to condensed consolidated financial statements     6-14

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     15-19

        Item 3. Controls and Procedures                                    20

PART II. OTHER INFORMATION

        Item 5. Other Information.                                         20

        Item 6. Exhibits and Reports on Form 8-K                        20-21

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 MARCH 31, 2005


                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                          $  8,150,491
Accounts receivable, net of allowance for doubtful
  accounts of $2,700                                                     64,778
Inventory                                                                 6,122
Securities available for sale                                           750,000

Prepaid expenses and other current assets                                20,862
                                                                   ------------
        Total current assets                                          8,992,253
                                                                   ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $178,576                                                            36,499
                                                                   ------------

OTHER ASSETS
Software license costs, net of accumulated amortization
  of $454,400                                                              --
Intangible assets                                                       222,045
Deposits and other assets                                                 6,666
                                                                   ------------
        Total other assets                                              228,711
                                                                   ------------
TOTAL ASSETS                                                       $  9,257,463
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    572,991
Note payable                                                          3,056,500
Due to related parties                                                  588,606
Deferred revenues                                                        25,749
                                                                   ------------
          Total current liabilities                                   4,243,846
                                                                   ------------

           Total liabilities                                          4,243,846
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                               --

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                         --
Common stock, Class A - no par value; authorized
  10,000,000,000 shares; 9,854,728,373 shares issued
  and outstanding                                                    24,460,746
Common stock, Class B - no par value; authorized
  50,000,000 shares; 2,167,919 shares issued; 1,677,224
  shares outstanding                                                          5
Accumulated deficit                                                 (19,418,334)
Treasury stock, 600,000 Class A shares, at cost                         (28,800)
                                                                   ------------
          Total stockholders' equity                                  5,013,617
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  9,257,463
                                                                   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
SALES, net                                          $    66,067     $    98,868

COST OF SALES                                             8,733          39,458
                                                    -----------     -----------

GROSS PROFIT                                             57,334          59,410
                                                    -----------     -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling expenses                                     8,768          33,345
     General and administrative expenses                388,225         362,036
     Research and development                              --            32,223
     Depreciation and amortization                        2,850          27,797
                                                    -----------     -----------
Total selling, general and administrative
  expenses                                              399,843         455,401
                                                    -----------     -----------

LOSS FROM CONTINUING OPERATIONS                        (342,509)       (395,991)
                                                    -----------     -----------

OTHER INCOME\(EXPENSE)
     Other income                                        51,191          29,291
     Write-off of financing costs                       (44,000)     (1,177,500)
     Interest expense                                   (31,234)         (8,339)
                                                    -----------     -----------
Total other income\(expense)                            (24,043)     (1,156,548)
                                                    -----------     -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                         (366,552)     (1,552,539)

PROVISION FOR INCOME TAXES                                 --              --
                                                    -----------     -----------

NET LOSS FROM CONTINUING OPERATIONS                    (366,552)     (1,552,539)

COSTS IN CONNECTION WITH SPIN-OFF                          --             2,131

LOSS FROM DISCONTINUED OPERATIONS
     Loss from Discontinued Operations -
       Trey Resources, Inc.                                --            24,613
                                                    -----------     -----------

NET LOSS                                            $  (366,552)    $(1,579,283)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE
     Basic                                          $     (0.00)    $     (0.00)
                                                    ===========     ===========
     Diluted                                        $     (0.00)    $     (0.00)
                                                    ===========     ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                     For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2005            2004
                                                    -----------     -----------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                         $  (366,552)    $(1,579,283)
   Adjustments to reconcile net loss to net
    cash used in operating activities
   Depreciation                                           2,850           2,566
   Provision for bad debts                               38,514            --
   Amortization of prepaid expense                         --            73,346
   Amortization of intangibles                             --               281
   Amortization of software license                        --            24,950
   Loss from discontinued operations                       --            26,744
   Common stock issued for services                        --         1,010,000
   Changes in certain assets and liabilities:
             Accounts receivable                        (48,526)         16,293
             Inventory                                     --             2,464
Accounts payable and accrued liabilities                129,725          72,017
             Deferred revenue                           (17,738)        167,105
             Other assets                                (7,985)       (218,500)
                                                    -----------     -----------
Total cash used in operating activities                (269,712)       (402,017)
                                                    -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                      --            (1,595)
Purchase of intangibles                                  (5,540)        (12,722)
                                                    -----------     -----------
Total cash used in investing activities                  (5,540)        (14,317)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                --           300,000
   Repayments of related party loans                       --           (33,000)
   Proceeds from notes payable                          440,000       3,000,000
   Repayment of notes payable                              --          (300,000)
                                                    -----------     -----------
Total cash provided by financing activities             440,000       2,967,000
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               164,748       2,550,666

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       7,985,743       4,506,608
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 8,150,491     $ 7,057,274
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                 $      --       $      --
                                                    ===========     ===========
   Income taxes                                     $      --       $      --
                                                    ===========     ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2005:

a) On January 11, 2005, Company has provided Cornell with an advance put notice dated December 12, 2004 for the sale of 103,840,499 shares of Class A Common stock representing the negative escrow account with Cornell Capital Partners.

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














          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying Unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto.

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

     On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the filing fees in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technology, Inc., and SpeedSwitch, Inc. in the State of New Jersey. However, an error occurred in the initial filings with the State of New Jersey, and amendments to the Certificate of Incorporation were filed changing the name of Deep Field Technology, Inc. to Deep Field Technologies, Inc. and SpeedSwitch, Inc. to SpeechSwitch, Inc. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., have been assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice has dissolved these Nevada subsidiaries.

     In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders shares of Class A common stock of its three new subsidiaries upon successful completion of the filing of form SB-2 with the Securities and Exchange Commission. The forms were initially filed on November 11, 2004 and have been returned to the company with comments. The filings have been amended and re-filed with the Securities and Exchange Commission. Upon the effectiveness of required Securities and Exchange Commission filings

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

     and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of these subsidiaries. The result of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004.

     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technologies, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc. and Trey Resources, Inc. On February 13, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

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

     Earnings (Loss) Per Share
     -------------------------
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

     The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The Company had 6,488,260 options available as of March 31, 2005.

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


     The shares used in the computations are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                 -----------------------------
                                                      2005            2004
                                                 -------------   -------------
     Basic and Diluted purposes                  9,653,268,248   5,418,393,300

NOTE 2 - NOTES PAYABLE

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

     At March 31, 2005, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the February 23rd note and leave an unpaid balance of $856,500 on the May 25th note.

     On February 28, 2005, the Company renegotiated the terms and conditions of its Convertible Debentures with the holders of such debentures. The parties thereto agreed to exchange the Convertible Debentures for various Promissory Notes. The Promissory Notes will be in the aggregate amount of $2,200,000, $1,760,000 of which was advanced in 2004, and $440,000 of which was advanced on February 28, 2005. A commitment fee of 10% of the face amount of the Convertible Debentures was paid at the time of each advance on the Convertible Debentures. Such commitment fees were credited against commitment fees due and owing against the Note. The balance of the commitment fee against the Notes was paid on February 28, 2005, at the time that such $440,000 was advanced to the Company. As of March 31, 2005, the balance on the notes was $2,200,000 plus interest.

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

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 3 - DUE TO RELATED PARTIES

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

     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock. As of March 31, 2005, the remaining outstanding balance owed to Mr. Mahoney amounted to $588,606.

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

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

     Technologies, Inc. The Form SB-2 was filed with the Securities and Exchange Commission November 15, 2004.

f) In November 5, 2004 iVoice announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The Form SB-2 was filed with the Securities and Exchange Commission November 15, 2004.

g) The Company's Chairman of the Board plans to transfer approximately $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

h) Effective February 28, 2005, the three subsidiaries of iVoice, Inc. terminated their respective Standby Equity Distribution Agreement, dated August 2004, entered into by and between the Company and Cornell Capital Partners, LLP

i) On February 28, 2005, the Company executed a non-binding letter agreement with Cornell Capital Partners LLP whereby the parties agreed to enter into a Standby Equity Distribution Agreement at such time following the date that the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on November 2004, is deemed effective by that agency.

j) On February 28, 2005, the Company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of securities purchase agreements between the subsidiaries and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if the subsidiaries default in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the company and Cornel Capital Partners, LP. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the subsidiary's registration statements being declared effective by the U.S Securities and Exchange Commission.

k) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

l) In December 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $20.0 million to raise capital to fund the Company's working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay lowest closing bid price of the Class A common stock on the Over-the-Counter Bulletin Board during the five consecutive trading day period immediately following our request for such advance, subject to the provisions of the Equity Line of Credit Agreement. In January 2004, pursuant to the agreement with Cornell Capital Partners, LP, the Company registered for resale on Form SB-2, 3,993,939,394 shares of Class A common stock with the Securities and Exchange Commission. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

m) In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and the Automated Reminder software business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. Trey Resources will own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution.

n) In connection with the proposed distribution to stockholders of shares of Class A common stock of Trey Resources and the Automated Reminder business, the Company intends to allocate to Trey Resources corporate assets, liabilities and expenses related to the Automatic Reminder software business, based on an estimate of the proportion of such amounts allocable to Trey Resources, utilizing factors such as total revenues, employee headcount and other relevant factors.

o) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

p) On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

     in January 2003. In connection therewith, iVoice has agreed to provide a full and unconditionalguaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of securities purchase agreements between Trey Resources and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if Trey Resources defaults in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance under the Equity Line of Credit on the day of any such default, in the amount of $250,000 in order to repay to the principal amount of the convertible debentures plus $50,000 within seven days of default by Trey Resources. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination. On February 13, 2004, this guarantee was cancelled.

q) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 3.


NOTE 5 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a)   Class A Common Stock
          --------------------
          Class A Common Stock consists of the following as of March 31, 2005:
          10,000,000,000 shares of authorized common stock with no par value, 9,854,728,373 shares were issued and outstanding.

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

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


          For the three months ended March 31, 2005, the Company had the following transactions in its Class A Common Stock:

          1). The Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but these were not issued until 2005. The aggregate number of shares issued and outstanding at March 31, 2005, reflect this adjustment.

          2). The Company issued 606,000,000 shares of Class A common stock upon conversion of 36,956 shares of Class B common stock.

     b)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2005, there are 2,167,919 shares issued and 1,677,224 shares outstanding

          Pursuant to the conversion terms of the Class B Common stock, on March 31, 2005, the 1,677,224 outstanding shares of Class B common stock are convertible into 27,495,475,410 shares of Class A common stock.

          In the three months ended March 31, 2005, a total of 36,956 Class B shares were converted into 606,000,000 Class A shares.

     c)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2005, no shares were issued or outstanding.


NOTE 6 - GOING CONCERN

     During the three months ended March 31, 2005, the Company has been able to raise sufficient working capital through its financing agreement with Cornell Capital Partners, LP to meet its operating requirements at their current level for at least the next 12 months. As a result, this increase in working capital has significantly reduced the doubt regarding the Company's ability to continue as a going concern.

                          IVOICE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005


NOTE 7 - SUBSEQUENT EVENTS

     In April 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to patent applications valued at approximately $13,500.

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

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

     Corporate Strategies, Inc.
     --------------------------
     On Sept. 15, 2004 iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. The record date for this distribution of Corporate Strategies common stock has been set by Corporate Strategies for October 20, 2004 for shareholders of record of iVoice on that date. iVoice has invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004, which was recently filed with the Securities and Exchange Commission.

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

MARCH 31, 2005 COMPARED TO MARCH 31, 2004
-----------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended March 31, 2005 were $66,067, as compared to $98,868 for the three months ended March 31, 2004, a decrease of $32,801 or 33.2%. The decrease in sales for the period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts.

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

Gross margin for the three months ended March 31, 2005 was $57,334 or 86.8%, as compared to $59,410 or 60.1% for the three months ended March 31, 2004. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The decrease in gross margin of $2,076 or 3.5% reflects the reduced volume offset by a greater mix of software sales when compared to the prior year which provides a greater gross margin %.

Total operating expenses decreased $55,558 or 12.2% from $455,401 for the three months ended March 31, 2004 to $399,843 for the three months ended March 31, 2005. The decrease in operating expenses for the current quarter was principally a result of a decrease in professional fees of $143,787, selling expenses of $24,577, research and development expenses of $32,223 and amortization expense of $24,947 offset by a increases in salaries, payroll and office costs of $169,976 as the company realigns its resources to effectuate the spin-off of the three subsidiaries.

As of March 31, 2005, the Company had 6 full-time employees, 1 part-time consultants and 1 part-time employee for a total of 8 individuals.

The loss from continuing operations for the three months ended March 31, 2005 was $342,509 compared to $395,991 for the three months ended March 31, 2004, a decrease in the loss of $53,482 or 13.5%

Other income totaling $51,191 for the three months ended March 31, 2005 was comprised entirely of interest income on cash reserves. Other income for the three months ended March 31, 2004, reflects interest income on cash reserves of $16,689 and $12,602 in income pursuant to the administrative service agreement with Trey Resources, Inc.

Other expenses for the three months ended March 31, 2005 reflect the write-off of financing costs of $44,000 comprised of fees, market discounts on stock issued and drawdown fees charged pursuant to the financing agreement with Cornell Capital Partners, LP. This represents a decrease of $1,133,500 over the three-month period ending March 31, 2004, which amounted to $1,177,500.

Interest expense of $31,234 was incurred for the three-month period ending March 31, 2005 versus $8,339 in the three months ending March 31, 2004, an increase of $22,895 due to higher outstanding loan and debenture balances in the current period.

The Company incurred costs of $2,131 in three-month period ending March 31, 2004, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees.

The loss of $24,613 from discontinued operations reflects the operating results of Trey Resources, Inc., a wholly owned subsidiary that the Company has distributed to its shareholders in the form of a dividend on February 11, 2004.

Net loss for the three-month period ending March 31, 2005 was $366,552 as compared to $1,579,283 for the first three months of 2004. The decrease in net loss of $1,185,987 was a result of the factors discussed above.


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

During the three-month period ending March 31, 2005 and the year ended December 31, 2004, the Company generated sales of $66,067 and $358,375, incurred net losses of $366,552 and $2,959,888 and had cash flow deficiencies from operating activities of $269,712 and $1,213,318 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.


The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. On March 31, 2005, iVoice had total liabilities of $4,243,846, consisting of accounts payable and accrued expenses of $572,991, notes payable of $3,056,500, deferred revenue of $25,749, and amounts due to related parties of $588,606. It is anticipated that the remaining balance due on our outstanding notes payable which represents advances on the equity line of credit and promissory notes with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A common stock. At March 31, 2005, the Company had cash balances on hand of $8,150,491. While we have raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

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

During the three months ended March 31, 2005, iVoice had a net increase in cash of $164,748. iVoice's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. iVoice used $269,712 in cash for operating activities in the three months ended March 31, 2005 an increase of $132,305 compared to $402,017 in cash used for operating activities in the three months ended March 31, 2004.

     CASH USED BY INVESTING ACTIVITIES. iVoice used $5,540 in cash for investing activities in the three months ended March 31, 2005 a decrease of $8,777 compared to $14,317 in cash used for investing activities in the three months ended March 31, 2004.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2005 provided a total of $440,000 in cash. This total consisted in debenture proceeds representing advances under the financing with Cornell Capital Partners. Financing activities in the three months ended March 31, 2004 provided a total of $2,967,000 in cash. This total consisted primarily of $3,000,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. A total of $300,000 of this advance was repaid through the issuance of common stock. The equity line advance was also offset by the repayment of related party obligations of $33,000.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as March 31, 2005. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     a) On February 28, 2005, the Company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of securities purchase agreements between the subsidiaries and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if the subsidiaries default in payment or performance of any of its obligations under the convertible debentures, we are required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the company and Cornel Capital Partners, LP. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, the Company shall have the right to terminate the guaranty at any time by providing written notice of such termination. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the subsidiary's registration statements being declared effective by the U.S Securities and Exchange Commission.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     10.1 Guaranty dated February 28, 2005 by iVoice, Inc. in favor of Cornell Capital Partners, LP.

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

b)   Reports on Form 8-K:

On March 3, 2005, the Company filed a Current Report on Form 8-K dated February 23, 2005 reporting the following:

     ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

     On February 23, 2005, the Registrant entered into Amendment No.2 of the Employment Agreement by and between Jerome Mahoney and the Registrant. The purpose of this amendment was to provide Mr. Mahoney the flexibility to serve as an officer and/or director of other entities so long as: (i) these positions do not interfere with the performance of his duties to iVoice, Inc. and (ii) these other business entities do not compete with the business of the Company.

     ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     (a) On February 23, 2005, the Registrant terminated the services of its independent account, Mendlowitz Weitsen, LLP. For the two most recent fiscal years: (i) the independent account's report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles and (ii) there were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The decision to change accountants was recommended by the Registrant's Audit Committee.

     (b) On February 23, 2005, the Registrant engaged the independent accounting firm of Bagell, Josephs & Company, L.C.C. as principal accountant to audit the Registrant's financial statements for the fiscal year ended December 31, 2004.


On March 8, 2005, the Company filed a Current Report on Form 8-K/A Amendment No. 1 dated February 23, 2005 reporting the following:

     ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     (a) On February 23, 2005, the Registrant dismissed its independent account, Mendlowitz Weitsen, LLP. For the two most recent fiscal years: (i) the independent account's report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles and (ii) there were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The decision to change accountants was recommended by the Registrant's Audit Committee.

     (b) On February 23, 2005, the Registrant engaged the independent accounting firm of Bagell, Josephs & Company, L.C.C. as principal accountant to audit the Registrant's financial statements for the fiscal year ended December 31, 2004.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.


By: /s/ Jerome R. Mahoney                                    Date: May 12, 2005
    ---------------------------                                    ------------
    Jerome R. Mahoney, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS

     10.1 Guaranty dated February 28, 2005 by iVoice, Inc. in favor of Cornell Capital Partners, LP.

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002