Form 10QSB
period 2005-06-30
IVOICE COM INC /DE
filed 2005-07-29
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Number of shares of Class A, common stock, No par value,
outstanding as of July 27, 2005:                                 9,994,728,373

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                TABLE OF CONTENTS
                                -----------------






                                                                                         Page No.
                                                                                         --------
PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheet - June 30, 2005 ............       2

                        Condensed Consolidated Statements of Operations -
                        For the three months and six months ended June 30, 2005 and 2004.       3

                        Condensed Consolidated Statements of Cash Flow -
                        For the six months ended June 30, 2005 and 2004 .................   4 - 5

                        Notes to condensed consolidated financial statements ............  6 - 16

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ........................................... 17 - 22

           Item 3.  Controls and Procedures                                                    22



PART II.   OTHER INFORMATION

           Item 5.  Other Information ...................................................      22

           Item 6.  Exhibits ............................................................      23

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005



                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 12,375,346
Accounts receivable, net of allowance for doubtful accounts of $0               46,811
Inventory                                                                        7,786
Securities available for sale                                                  314,890
Prepaid expenses and other current assets                                      257,605
                                                                          ------------
       Total current assets                                                 13,002,438
                                                                          ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $181,427             33,648
                                                                          ------------

OTHER ASSETS
Intangible assets                                                              235,825
Deposits and other assets                                                      260,416
                                                                          ------------
       Total other assets                                                      496,241
                                                                          ------------
TOTAL ASSETS                                                              $ 13,532,327
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                     $    437,079
Note payable                                                                 7,533,760
Due to related parties                                                         854,590
Deferred revenues                                                               21,674
                                                                          ------------
       Total current liabilities                                             8,847,103
                                                                          ------------

       Total liabilities                                                     8,847,103
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                 --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
   9,884,728,373 shares issued and outstanding                              24,474,246
Common stock, Class B - no par value; authorized 50,000,000 shares;
   2,167,919 shares issued; 1,677,224 shares outstanding                             5
Accumulated deficit                                                        (19,760,227)
Treasury stock, 600,000 Class A shares, at cost                                (28,800)
                                                                          ------------
       Total stockholders' equity                                            4,685,224
                                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 13,532,327
                                                                          ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three Months Ended       For the Six Months Ended
                                                                 June 30,                        June 30,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
SALES, net                                            $     59,624    $     96,687    $    125,691    $    195,555

COST OF SALES                                               13,361          39,385          22,094          78,843
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT                                                46,263          57,302         103,597         116,712
                                                      ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling expenses                                        58,728          26,662          67,496          60,007
    General and administrative expenses                    281,497         286,815         669,722         648,851
    Research and development                                20,110          29,298          20,110          61,521
    Depreciation and amortization                           23,996          25,528          26,846          53,325
                                                      ------------    ------------    ------------    ------------
Total selling, general and administrative expenses         384,331         368,303         784,174         823,704
                                                      ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                           (338,068)       (311,001)       (680,577)       (706,992)
                                                      ------------    ------------    ------------    ------------

OTHER INCOME\(EXPENSE)
    Other income                                            59,634          61,691         110,825          90,982
    Write-off of financing costs                                --        (148,250)        (44,000)     (1,325,750)
    Interest expense                                       (63,459)         (7,706)        (94,693)        (16,045)
                                                      ------------    ------------    ------------    ------------
Total other income\(expense)                                (3,825)        (94,265)        (27,868)     (1,250,813)
                                                      ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (341,893)       (405,266)       (708,445)     (1,957,805)

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                       (341,893)       (405,266)       (708,445)     (1,957,805)

COSTS IN CONNECTION WITH SPIN-OFF                               --              --              --           2,131

LOSS FROM DISCONTINUED OPERATIONS
    Loss from Discontinued Operations -
    Trey Resources, Inc.                                        --              --              --          24,613
                                                      ------------    ------------    ------------    ------------

NET LOSS                                              $   (341,893)   $   (405,266)   $   (708,445)   $ (1,984,549)
                                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS
    Basic                                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============
    Diluted                                           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS
    Basic                                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============
    Diluted                                           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                          For the Six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                             $   (708,445)   $ (1,984,549)
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Depreciation                                                5,701           5,113
   Amortization of prepaid expense                            21,145         181,595
   Amortization of intangibles                                 1,200             562
   Amortization of software license                               --          47,650
   Loss from discontinued operations                              --          26,744
   Common stock issued for services                               --       1,013,143
   Changes in certain assets and liabilities:
           Accounts receivable                                 7,955            (168)
           Inventory                                          (1,664)          2,690
           Accounts payable and accrued liabilities          259,797         113,022
           Deferred revenue                                  (21,813)         (3,733)
           Other assets                                      (12,123)       (116,298)
                                                        ------------    ------------
Total cash used in operating activities                     (448,247)       (714,229)
                                                        ------------    ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment                             --          (2,012)
   Purchase of securities available for sale                 (64,890)       (750,000)
   Sale of securities available for sale                     500,000              --
   Purchase of intangibles                                    (7,020)        (12,722)
                                                        ------------    ------------
Total cash provided by (used in) investing activities        428,090        (764,734)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                       --       1,900,000
   Repayments of related party loans                              --         (49,010)
   Net proceeds from notes payable                         4,932,500       5,650,000
   Repayment of notes payable                               (522,740)     (1,900,000)
                                                        ------------    ------------
Total cash provided by financing activities                4,409,760       5,600,990
                                                        ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  4,389,603       4,122,027

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            7,985,743       4,506,608
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $ 12,375,346    $  8,628,635
                                                        ============    ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                     $         --    $         --
                                                        ============    ============
   Income taxes                                         $         --    $         --
                                                        ============    ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

June 30, 2005:
--------------

a) On January 11, 2005, the Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but these were not issued until 2005.

b) On April 5, 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to the application for patents valued at $13,500.


June 30, 2004:
--------------

a) During the six months ended June 30, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

b) During the six months ended June 30, 2004, the Company issued 1,132,404,303 shares of Class A common stock with a total value of $1,900,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the six months ended June 30, 2004, the Company issued 1,428,571 shares of Class A common stock for directors fees valued at $3,143.

d) During the six months ended June 30, 2004, the Company issued 23,909,564 shares of Class A common stock for legal services related to the application for patents valued at $49,738.

e) During the six months ended June 30, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.









                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

     In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries, Shareholders of record on July 29, 2005 will be entitled to receive the special dividend. The

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


     special dividend is expected to be payable on August 5, 2005. However, the distribution of the special dividend is contingent upon the Registration Statements on Form SB-2 of iVoice Technology, Deep Field Technologies, Inc. and SpeechSwitch, Inc. being declared effective by the Securities and Exchange Commission within an adequate time prior to the distribution date to allow for the printing and distribution to shareholders of the stock certificates and prospectus.

     Holders of iVoice Class A Common Stock, other than affiliates of iVoice, will receive one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock that they hold. Holders of less than 988 shares of iVoice common stock will receive one share of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock. While all of the outstanding shares of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock will be held by non-affiliates of iVoice, Inc. and iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. following the distribution, all of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. will be beneficially owned by affiliates of iVoice, Inc. or iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc.

     iVoice, Inc., intends to transfer certain of its assets and related liabilities to iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. immediately prior to the distribution.

     In May 2005, iVoice formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary will be used in the future for potential acquisitions made by the parent.

     The result of operations for the six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004.

     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technologies, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc., iVoice Acquisition Corporation and Trey Resources, Inc. On February 13, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. The Condensed Consolidated Statements of Operations and Cash Flows for the six months ended June 30, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. All significant intercompany transactions and balances have been eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

     The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The Company had 6,488,260 options available as of June 30, 2005.

     The shares used in the computations are as follows:

                                      Three Months Ended June 30,        Six Months Ended June 30,
                                    ------------------------------    ------------------------------
                                         2005             2004             2005             2004
                                    -------------    -------------    -------------    -------------
     BASIC AND DILUTED PURPOSES     9,883,080,021    6,517,020,939    9,810,826,464    5,967,707,119


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

     As of June 30, 2005, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the February 23, 2004 note and leave an

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


     unpaid balance of $856,500 on the May 25, 2004 note. On May 24, 2005, the Company assigned all its rights and benefits Cornell Capital Partners LP of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners with a balance of $333,760 on June 30, 2005.

     On February 28, 2005, the Company renegotiated the terms and conditions with the holders of its convertible debentures. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $2,200,000, $1,760,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $440,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $440,000 was advanced to the Company. As of June 30, 2005, the balance on the promissory notes was $2,200,000 plus accrued interest.

     The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $30,000, plus interest, will commence on September 1, 2005 and shall continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest.

     On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date.


NOTE 3 - DUE TO RELATED PARTIES

     Due to related parties consisted of amounts due to the officers of the company as follows:

     During the period from June 2000 to April 2002, Jerome R. Mahoney, President and Chief Executive Officer of the Company has sold personal holdings of the Company's Class A common shares and has loaned the proceeds of these sales to the Company to fund its working capital requirements. The Company has executed a promissory note, which accrues interest at 9.5% per year on the unpaid balance and provides Mr. Mahoney a security interest in all of the assets of the Company.

     On August 13, 2002, the board of directors approved amendments to the promissory note payable to Mr. Mahoney to include monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A Common Stock, unpaid compensation, income

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


     taxes incurred from the sale of Company stock and un-reimbursed expenses. The amendment allows for the conversion of amounts due under the promissory note into either (i) one Class B Common Stock share of iVoice, Inc., no par value, for each dollar owed, or (ii) the number of Class A Common Stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.

     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock.

     As of June 30, 2005, the remaining outstanding balance owed to Mr. Mahoney amounted to $599,590.

     As of June 30, 2005, pursuant to the employment agreements between Mr. Mahoney and iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. these subsidiaries have accrued $191,250 deferred compensation due to Mr. Mahoney .

     As of June 30, 2005, pursuant to the employment agreement between Mr. Meller and Deep Field Technologies, Inc. this subsidiary has accrued $63,750 of deferred compensation due to Mr. Meller.

     As of June 30, 2005, the aggregate amount of related party loans and deferred salary accruals totaled $854,590.


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

     c) The following employment agreements were entered into by the Company's wholly owned subsidiaries:

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


          iVoice Technology, Inc.
          -----------------------
          iVoice Technology, Inc. entered into a five year employment agreement with Jerome Mahoney, to serve as Non-executive Chairman of the Board of Directors, effective August 1, 2004. iVoice Technology, Inc. will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.

          iVoice Technology, Inc. entered into a one year employment agreement with Arie Seidler, to serve as President and Chief Executive Officer, effective August 2, 2004. iVoice Technology, Inc. will compensate Mr. Seidler with a base salary of $85,000 with certain incentive bonuses based upon revenues and pre-tax profit margins. On June 15, 2005, this employment agreement was amended to change Mr. Seidler's status to a part-time basis and to continue as President and Chief Executive Officer for an annualized base salary of $40,000 with certain incentive bonuses based upon revenues and pre-tax profit margins.

          Deep Field Technologies, Inc.
          -----------------------------
          Deep Field Technologies entered into employment agreements with Jerome Mahoney, to serve as Non-executive Chairman of the Board and Mark Meller, to serve as President, Chief Executive Officer and Chief Financial Officer, as of August 3, 2004 and October 1, 2004, respectively.

          Each of the employment agreements is for a term of five years and provides for annual compensation of $85,000 with an annual increase based on the Consumer Price Index. However, if Deep Field Technologies achieves annual sales equal to or greater than $2,000,000, Mr. Mahoney and Mr. Meller will each be entitled to an automatic increase to $145,000. Each will also be entitled to additional bonus incentives based on any mergers or acquisitions completed by Deep Field Technologies.

          Mr. Meller will also be entitled to a sum of $50,000 upon the completion of the distribution in the form of a special dividend to iVoice shareholders of Deep Field Technologies Class A Common Stock. Mr. Meller has agreed to defer the receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

          SpeechSwitch, Inc.
          ------------------
          On November 8, 2004, SpeechSwitch entered into a one-year employment contract with Bruce R. Knef, to serve as President and Chief Executive Officer with a base salary of $85,000 during the term. Mr. Knef can earn bonuses based on SpeechSwitch achieving certain levels of sales and profitability.

          SpeechSwitch entered into a five-year employment agreement with Jerome Mahoney, to serve as Non-executive Chairman of the Board of Directors, effective August 3, 2004, with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney will also be entitled to certain bonuses based on the Company achieving certain levels of sales and profitability and will also be entitled to certain bonuses based on mergers and acquisitions completed by the SpeechSwitch.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


     d) On February 28, 2005, each of the three wholly owned subsidiaries, iVoice Technology, Deep Field Technologies and SpeechSwitch entered into a Termination Agreement with Cornell Capital Partners whereby the previously executed Stock Purchase Agreement, the Registration Rights Agreement, Escrow Agreement and Irrevocable Transfer Agent Instructions were terminated. Additionally, on this same date, each of the three wholly owned subsidiaries, iVoice Technology, Deep Field Technologies and SpeechSwitch entered into a Termination Agreement with Cornell Capital Partners whereby the previously executed Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement and a Placement Agent Agreement were terminated. On this same date, each of the subsidiaries entered into a non-binding letter agreement with Cornell Capital Partners LLP whereby the parties agreed to enter into a Standby Equity Distribution Agreement at such time following the date that each of the subsidiary's registration statements on Form SB-2, as filed with the Securities and Exchange Commission on November 2004, is deemed effective by the SEC.

     e) On February 28, 2005, the Company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of secured promissory notes between each of the subsidiaries and the holders of the promissory notes, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if any of the subsidiaries default in payment or performance of any of its obligations under the secured promissory notes, the Company is required to pay or perform such obligations upon two days' written notice or demand by the holders of the secured promissory notes and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the Company and Cornel Capital Partners, LP. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the subsidiary's registration statements being declared effective by the U.S Securities and Exchange Commission.

     f) On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date.

     g) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

     h) In December 2003, the Company entered into an Equity Line of Credit with Cornell Capital

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


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

     i) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000. On May 16, 2005, the Company terminated its administrative services agreement with Trey Resources and has agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. The value of the exchanged securities was determined to be $64,890.

     j) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 3.


NOTE 5 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a)   Class A Common Stock
          --------------------
          Class A Common Stock consists of the following as of June 30, 2005:
          10,000,000,000 shares of authorized common stock with no par value, 9,884,728,373 shares were issued and outstanding.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


          dividends on its common stock and management does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance growth.

          For the six months ended June 30, 2005, the Company had the following transactions in its Class A Common Stock:

          1). The Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but these were not issued until 2005. The total aggregate number of shares issued and outstanding as of June 30, 2005 reflects this adjustment.

          2). The Company issued 606,000,000 shares of Class A common stock upon conversion of 36,956 shares of Class B common stock.

          3). The Company issued 30,000,000 shares of Class A common stock for legal services related to the application for patents valued at $13,500.

     b)   Class B Common Stock
          --------------------

          Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2005, there are 2,167,919 shares issued and 1,677,224 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on June 30, 2005, the 1,677,224 outstanding shares of Class B common stock are convertible into 27,495,475,410 shares of Class A common stock.

          In the six months ended June 30, 2005, a total of 36,956 Class B shares were converted into 606,000,000 Class A shares.

     c)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2005, no shares were issued or outstanding.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005


NOTE 6 - GOING CONCERN

     During the six months ended June 30, 2005, the Company has been able to raise sufficient working capital through its financing agreement with Cornell Capital Partners, LP to meet its operating requirements at their current level for at least the next 12 months. As a result, this increase in working capital has significantly reduced the substantial doubt regarding the Company's ability to continue as a going concern.


NOTE 7 - SUBSEQUENT EVENTS

     On July 1, 2005, the Company issued 110,000,000 shares of Class A common stock upon conversion of 6,710 shares of Class B common stock.

     On July 21, 2005, the Company announced that the Board of Directors has set July 29, 2005 as the date of record for the previously announced spin-off of its three wholly owned subsidiaries. iVoice's shareholders of record on July 29, 2005 will be entitled to receive the special dividend of all of the outstanding Class A Common Stock shares of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The special dividend is expected to be payable on August 5, 2005. However, the distribution of the special dividend is contingent upon the Registration Statements on Form SB-2 of iVoice Technology, Deep Field Technologies, Inc. and SpeechSwitch, Inc. being declared effective by the Securities and Exchange Commission within an adequate time prior to the distribution date to allow for the printing and distribution to shareholders of the stock certificates and prospectus. Holders of iVoice Class A Common Stock, other than affiliates of iVoice, will receive one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock held.

     On July 26, 2005, each of the subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., withdrew the registration statements previously filed with the Securities and Exchange Commission to register those shares issuable pursuant to the Standby Equity Distribution Agreement, previously terminated on February 28, 2005.

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

     Deep Field Technologies, Inc.
     -----------------------------
     On Sept. 13, 2004 iVoice announced that it intends to distribute to the company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. Subject to final review by the SEC, holders of iVoice common stock will receive shares of Deep Field Technologies common stock on the record date, which has been tentatively set as November 1, 2004. The payment date will be as soon as practicable after the SEC declares the Deep Field Technologies SB-2 registration statement effective. Deep Field Technologies plans to list its shares on the NASD OTC Bulletin Board. The number of shares to be issued to iVoice shareholders has not yet been announced.

     Corporate Strategies, Inc.
     --------------------------
     On Sept. 15, 2004 iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. iVoice has invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004, which was recently filed with the Securities and Exchange Commission. The Board of Directors has determined that it will authorize the distribution of the Class A Common Stock of Corporation through a special distribution of seventy-five percent (75%) of the shares, or 5,625,000 that it presently holds and will retain for balance, 1,875,000 shares, for investment.

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

We also continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. Additionally, as demonstrated by the distribution of Trey Resources, Inc. and the intended distribution of each of the three subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. and Corporate Strategies, Inc., the management of the Company is continually looking for ways to increase shareholder value. Therefore, in the coming months, management and the Board of Directors of the Company will seek out and evaluate a number of strategic alternatives, including, but not limited to: (i) a reverse stock split, (ii) stock buy-back program and/or (iii) a cash dividend.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the three months ended June 30, 2005 were $59,624, as compared to $96,687 for the three months ended June 30, 2004, a decrease of $37,063 or 38.3%. The decrease in sales for the period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts.

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

Gross margin for the three months ended June 30, 2005 was $46,263 or 77.6%, as compared to $57,302 or 59.3% for the three months ended June 30, 2004. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The decrease in gross margin of $11,039 or 18.3% reflects the reduced volume offset by a greater mix of software sales when compared to the prior year which provides a greater gross margin %.

Total operating expenses increased $16,028 or 4.4% from $368,303 for the three months ended June 30, 2004 to $384,331 for the three months ended June 30, 2005. The increase in operating expenses for the current quarter was principally a result of a decrease in professional fees of $81,475, amortization expense of $1,532, insurance expense of $7,925 and research and development expense of $9,188 offset by a increases in selling expenses of $32,066 and salaries, payroll and office costs of $84,082 as the company realigns it's resources to effectuate the spin-off of the three subsidiaries.

The loss from continuing operations for the three months ended June 30, 2005 was $338,068 compared to $311,001 for the three months ended June 30, 2004, an increase in the loss of $27,067 or 8.7%

Other income totaling $59,634 for the three months ended June 30, 2005 was comprised entirely of interest income on cash reserves. Other income of $61,691 for the three months ended June 30, 2004, reflects interest income on cash reserves of $37,941 and $23,750 in income pursuant to the administrative service agreement with Trey Resources, Inc.

There were no other expenses for the three months ended June 30, 2005. This represents a decrease of $148,250 over the three-month period ending June 30, 2004.

Interest expense of $63,459 was incurred for the three-month period ending June 30, 2005 versus $7,706 in the three months ending June 30, 2004, an increase of $55,753 due to higher outstanding loan and debenture balances in the current period.

Net loss for the three-month period ending June 30, 2005 was $341,893 as compared to $405,266 for the first three months of 2004. The decrease in net loss of $63,373 was a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
-------------------------------------------------------------------------

Revenues are derived primarily from the sale of voice and computerized telephone systems for small-to-medium sized businesses and corporate departments. Total revenues for the six months ended June 30, 2005 were $125,691, as compared to $195,555 for the six months ended June 30, 2004, a decrease of $69,864 or 35.7%. The decrease in sales for the period reflects continued sluggish demand for the Company's speech recognition telecommunication products as well as reduced resources devoted to sales and marketing efforts.

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

Gross margin for the six months ended June 30, 2005 was $103,597 or 82.4%, as compared to $116,712 or 59.7% for the six months ended June 30, 2004. The gross margin is dependent, in part, on product mix, which fluctuates from time to time; complexity of a communication system installation which determines necessary hardware requirements and may not have a proportionate relationship with the system selling price; and the ability of Company technical personnel to efficiently configure and install the Company's communications products. The decrease in gross margin of $13,115 or 11.2% reflects the reduced volume offset by a greater mix of software sales when compared to the prior year, which provides a greater gross margin %.

Total operating expenses decreased $39,530 or 4.8% from $823,704 for the six months ended June 30, 2004 to $784,174 for the six months ended June 30, 2005. The decrease in operating expenses for the current quarter was principally a result of a decrease in professional fees of $225,343, research and development expenses of $41,411 and amortization expense of $26,479 offset by a increases in selling expenses of $7,489 and salaries, payroll and office costs of $246,214 as the company realigns it's resources to effectuate the spin-off of the three subsidiaries.

The loss from continuing operations for the six months ended June 30, 2005 was $680,577 compared to $706,992 for the six months ended June 30, 2004, a decrease in the loss of $26,415 or 3.7%

Other income totaling $110,825 for the six months ended June 30, 2005 was comprised entirely of interest income on cash reserves. Other income of $90,982 for the six months ended June 30, 2004, reflects interest income on cash reserves of $54,630 and $36,352 in income pursuant to the administrative service agreement with Trey Resources, Inc.

Other expenses for the six months ended June 30, 2005 reflect the write-off of financing costs of $44,000 comprised of fees, market discounts on stock issued and drawdown fees charged pursuant to the financing agreement with Cornell Capital Partners, LP. This represents a decrease of $1,281,750 over the six-month period ending June 30, 2004, which amounted to $1,325,750.

Interest expense of $94,693 was incurred for the six-month period ending June 30, 2005 versus $16,045 in the six months ending June 30, 2004, an increase of $78,648 due to higher outstanding loan and debenture balances in the current period.

The Company incurred costs of $2,131 in six-month period ending June 30, 2004, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees.

The loss of $24,613 from discontinued operations reflects the operating results of Trey Resources, Inc., a wholly owned subsidiary that the Company has distributed to its shareholders in the form of a dividend on February 11, 2004.

Net loss for the six-month period ending June 30, 2005 was $708,445 as compared to $1,984,549 for the first six months of 2004. The decrease in net loss of $1,276,104 was a result of the factors discussed above.

As of June 30, 2005, the Company had 5 full-time employees, 1 part-time consultant and 2 part-time employees for a total of 8 individuals.

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

During the six-month period ending June 30, 2005 and the year ended December 31, 2004, the Company generated sales of $125,691 and $358,375, incurred net losses of $708,445 and $2,959,888, and had cash flow deficiencies from operating activities of $448,247 and $1,213,318 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.

The primary source of financing for iVoice has been through the issuance of common stock, debt that is convertible into common stock of the Company and secured promissory notes. On June 30, 2005, iVoice had total liabilities of $8,847,103, consisting of accounts payable and accrued expenses of $437,079, notes payable of $7,533,760, deferred revenue of $21,674, and amounts due to related parties of $854,590. It is anticipated that a substantial portion of the balance due on our outstanding notes payable which represents advances on the equity line of credit and promissory notes with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A common stock. At June 30, 2005, the Company had cash balances on hand of $12,375,346. While we have raised sufficient working capital to fund our operations for at least the next 24 months, we will need to raise additional capital to fund our future operations.

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

On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date.

During the six months ended June 30, 2005, iVoice had a net increase in cash of $4,389,603. iVoice's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. iVoice used $448,247 in cash for operating activities in the six months ended June 30, 2005; a decrease in cash used of $265,982 compared to $714,229 in cash used for operating activities in the six months ended June 30, 2004.

     CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES. iVoice provided cash of $428,090 in cash from investing activities in the six months ended June 30, 2005 a change of $1,192,824 compared to $764,734 in cash used for investing activities in the six months ended June 30, 2004. In May 2005, the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. In June 2004, the Company invested $750,000 is Corporate Strategies, Inc in its common stock and convertible debentures. In May 2005, the Company assigned all its rights and benefits of its Convertible Debenture with Corporate Strategies, Inc. to Cornell Capital as partial payment on the current note due.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2005 provided a total of $4,409,760 in cash. This total primarily consisted of net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners and the partial repayment of the current loan with the Convertible Debentures of Corporate Strategies, Inc. Financing activities in the six months ended June 30, 2004 provided a total of $5,600,990 in cash. This total consisted of $5,650,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. A total of $1,900,000 of this advance was repaid through the issuance of common stock. The equity line advance was also offset by the repayment of related party obligations of $49,010.


ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange
Act) as June 30, 2005. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INORMATION.

          a) On February 28, 2005, each of the three wholly owned subsidiaries, iVoice Technology, Deep Field Technologies and SpeechSwitch entered into a Termination Agreement with Cornell Capital Partners whereby the previously executed Stock Purchase Agreement, the Registration Rights Agreement, Escrow Agreement and Irrevocable Transfer Agent Instructions were terminated. Additionally, on this same date, each of the three wholly owned subsidiaries, iVoice Technology,

               Deep Field Technologies and SpeechSwitch entered into a Termination Agreement with Cornell Capital Partners whereby the previously executed Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement and a Placement Agent Agreement were terminated. On this same date, each of the subsidiaries entered into a non-binding letter agreement with Cornell Capital Partners LLP whereby the parties agreed to enter into a Standby Equity Distribution Agreement at such time following the date that each of the subsidiary's registration statements on Form SB-2, as filed with the Securities and Exchange Commission on November 2004, is deemed effective by the SEC.

          b) On February 28, 2005, the Company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of secured promissory notes between each of the subsidiaries and the holders of the promissory notes, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if any of the subsidiaries default in payment or performance of any of its obligations under the secured promissory notes, the Company is required to pay or perform such obligations upon two days' written notice or demand by the holders of the secured promissory notes and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the Company and Cornel Capital Partners, LP. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the subsidiary's registration statements being declared effective by the U.S Securities and Exchange Commission.


ITEM 6.   EXHIBITS

          Exhibits:

          10.1 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.2 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.3 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.4 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.5 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.6 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.7 Secured Promissory Note dated February 28. 2005 payable by iVoice Technology, Inc. for the sum of $700,000 payable to Cornell Capital Partners, LP.

          10.8 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc.

          10.9 Secured Promissory Note dated February 28. 2005 payable by Deep Field Technologies, Inc. for the sum of $500,000 payable to Cornell Capital Partners, LP.

          10.10 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc.

          10.11 Secured Promissory Note dated February 28. 2005 payable by SpeechSwitch, Inc. for the sum of $1,000,000 payable to Cornell Capital Partners, LP.

          10.12 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc.

          10.13 Guaranty dated February 28, 2005 by iVoice, Inc. in favor of Cornell Capital Partners, LP.

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





iVoice, Inc.



By:  /s/ Jerome R. Mahoney                                  Date:  July 28, 2005
     ---------------------------------------------------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

          10.1 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.2 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.3 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.4 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.5 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc. terminating the Standby Equity Distribution Agreement, the Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement, all dated August 13, 2004.

          10.6 Termination Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc. terminating the Securities Purchase Agreement, the Convertible Debentures, the Investor Registration Rights Agreement, an Escrow Agreement and an Irrevocable Transfer Agent Instructions, all dated August 13, 2004.

          10.7 Secured Promissory Note dated February 28. 2005 payable by iVoice Technology, Inc. for the sum of $700,000 payable to Cornell Capital Partners, LP.

          10.8 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and iVoice Technology, Inc.

          10.9 Secured Promissory Note dated February 28. 2005 payable by Deep Field Technologies, Inc. for the sum of $500,000 payable to Cornell Capital Partners, LP.

          10.10 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and Deep Field Technologies, Inc.

          10.11 Secured Promissory Note dated February 28. 2005 payable by SpeechSwitch, Inc. for the sum of $1,000,000 payable to Cornell Capital Partners, LP.

          10.12 Security Agreement dated February 28, 2005 by and between Cornell Capital Partners, LP and SpeechSwitch, Inc.

          10.13 Guaranty dated February 28, 2005 by iVoice, Inc. in favor of Cornell Capital Partners, LP.

          31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002