Form 10QSB
period 2005-09-30
IVOICE COM INC /DE
filed 2005-11-14
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                _________________

                                   FORM 10-QSB
                                _________________


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _________________

           Commission file number:    000-229341




                                  IVOICE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


NEW JERSEY                                                       51-0471976
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


750 HIGHWAY 34
MATAWAN, NJ                                                        07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)




Registrant's Telephone Number, Including Area Code:              (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:   NONE.

Securities registered under Section 12(g) of the Exchange Act:   CLASS A COMMON
                                                                 STOCK, NO PAR
                                                                 VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              YES [X]   NO [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                YES [_]   NO [X]

Number of shares of Class A, common stock, No par value, outstanding as of
October 31, 2005:    9,994,728,373

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005




                                TABLE OF CONTENTS
                                -----------------





                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Financial Statements
              (Unaudited)

              Condensed Consolidated Balance Sheet -
                September 30, 2005 ....................................        2

              Condensed Consolidated Statements of Operations -
                For the three months and nine months ended
                September 30, 2005 and 2004 (Reclassified) ............        3

              Condensed Consolidated Statements of Cash Flow -
                For the nine months ended September 30, 2005
                and 2004 (Reclassified) ...............................    4 - 6

              Notes to Condensed Consolidated Financial Statements ....   7 - 16

     Item 2.  Management's Discussion and Analysis or Plan of
              Operations ..............................................  17 - 21

     Item 3.  Controls and Procedures .................................       22




PART II. OTHER INFORMATION

     Item 6.  Exhibits ................................................       22

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005





                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 11,048,475
Securities available for sale                                                  609,487
Prepaid expenses and other current assets                                      255,184
                                                                          ------------
       Total current assets                                                 11,913,146
                                                                          ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $184,042             32,288
                                                                          ------------

OTHER ASSETS
Deferred financing costs                                                       169,167
Intangible assets                                                              223,585
Deposits and other assets                                                        6,666
                                                                          ------------
       Total other assets                                                      399,418
                                                                          ------------

TOTAL ASSETS                                                              $ 12,344,852
                                                                          ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                     $    505,739
Note payable                                                                 5,333,760
Due to related parties                                                          39,749
                                                                          ------------
       Total current liabilities                                             5,879,248
                                                                          ------------

       Total liabilities                                                     5,879,248
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                 --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
   9,994,728,373 shares issued; 9,994,128,373 shares outstanding            24,474,247
Common stock, Class B - no par value; authorized 50,000,000 shares;
   2,204,875 shares issued; 1,670,514 shares outstanding                             4
Accumulated deficit                                                        (17,979,847)
Treasury stock, 600,000 Class A shares, at cost                                (28,800)
                                                                          ------------
       Total stockholders' equity                                            6,465,604
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 12,344,852
                                                                          ============





                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
                                                                     (Reclassified)                  (Reclassified)
SALES, net                                            $        173    $         --    $      8,922    $         --

COST OF SALES                                                   --              --             627              --
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT                                                   173              --           8,295              --
                                                      ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    General and administrative expenses                    186,838              --         327,842              --
    Depreciation and amortization                            2,684              --           8,338              --
                                                      ------------    ------------    ------------    ------------
Total selling, general and administrative expenses         189,522              --         336,180              --
                                                      ------------    ------------    ------------    ------------

GAIN (LOSS) FROM CONTINUING OPERATIONS                    (189,349)             --        (327,885)             --
                                                      ------------    ------------    ------------    ------------

OTHER INCOME\(EXPENSE)
    Other income                                           387,641               1         492,284             815
    Amortization of financing costs                        (63,438)             --         (84,583)             --
    Interest expense                                      (164,737)             --        (208,009)             --
                                                      ------------    ------------    ------------    ------------
Total other income\(expense)                               159,466               1         199,692             815
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                        (29,883)              1        (128,193)            815

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS               (29,883)              1        (128,193)            815

LOSS FROM DISCONTINUED OPERATIONS
    Loss from Discontinued Operations                     (152,635)        (43,619)       (762,770)     (2,028,982)
                                                      ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                  $   (182,518)   $    (43,618)   $   (890,963)   $ (2,028,167)
                                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS
    Basic                                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============

NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS
    Basic                                             $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                      ============    ============    ============    ============




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                                                                                FOR THE NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                               ----------------------------
                                                                                                   2005             2004
                                                                                               ------------    ------------
                                                                                                              (Reclassified)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                                                $   (128,193)   $        815
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation                                                                                       8,338              --
   Amortization of finance costs                                                                     84,583              --
   Dividend income of marketable securities                                                        (300,846)             --
   Loss on exchange of marketable securities                                                          6,250              --
   Changes in certain assets and liabilities:
      Accounts receivable                                                                               411          (1,551)
      Costs in excess of billings                                                                        --          (4,099)
      Prepaid expenses and other assets                                                              12,366         148,712
      Accounts payable and accrued liabilities                                                      173,601        (152,519)
      Deferred revenue                                                                               (9,320)             --
      Billings in excess of costs                                                                        --           5,616
      Related party accounts                                                                         28,380           8,952
                                                                                               ------------    ------------
   Total cash provided by (used in) operating activities from continuing operations                (124,430)          5,926
                                                                                               ------------    ------------

   Net loss from discontinued operations                                                           (762,770)     (2,028,982)
   Net effect on cash flow from spin-off of subsidiaries                                          1,962,898         (34,491)
   Adjustments to reconcile net loss to net cash used in discontinued operations                    (92,978)        518,682
                                                                                               ------------    ------------
   Total cash provided by (used in) operating activities from discontinued operations             1,107,150      (1,544,791)
                                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (6,014)         (6,021)
   Receipt of marketable securities for settlement of receivables                                   (64,891)             --
   Purchase of securities available for sale                                                             --        (750,000)
   Sale of securities available for sale                                                            500,000              --
   Purchase of intangibles                                                                           (7,980)        (23,406)
                                                                                               ------------    ------------
   Total cash provided by (used in) investing activities from continuing operations                 421,115        (779,427)
                                                                                               ------------    ------------

   Adjustment to reconcile total cash provided by (used in) investing activities from
      discontinued operations                                                                        19,137          (2,866)
                                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                                              --       2,750,000
   Prepaid offering and debit issue costs                                                          (507,500)             --
   Gross proceeds from issuance of notes payable                                                  5,000,000       5,650,000
   Repayment of notes payable                                                                      (522,740)     (4,543,500)
                                                                                               ------------    ------------
Total cash provided by financing activities                                                       3,969,760       3,856,500
                                                                                               ------------    ------------

Adjustment to reconcile total cash provided by (used in) financing activities from
      discontinued operations                                                                    (2,330,000)        792,000
                                                                                               ------------    ------------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                   (CONTINUED)




                                                                                                FOR THE NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                               ----------------------------
                                                                                                   2005             2004
                                                                                               ------------    ------------
                                                                                                              (Reclassified)

NET INCREASE IN CASH AND CASH EQUIVALENTS
   From continuing operations                                                                     4,266,445       3,082,999
   From discontinued operations                                                                  (1,203,713)       (755,657)
                                                                                               ------------    ------------
   Total increase in cash and cash equivalents                                                    3,062,732       2,327,342

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD
   From continuing operations                                                                     6,763,346       4,506,608
   From discontinued operations                                                                   1,222,397              --
                                                                                               ------------    ------------
   Total cash and cash equivalents - beginning of period                                          7,985,743       4,506,608
                                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $ 11,048,475    $  6,833,950
                                                                                               ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                            $         --    $         --
                                                                                               ============    ============
   Income taxes                                                                                $         --    $         --
                                                                                               ============    ============




















                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2005:
---------------------------------------------

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

c) During the nine months ended September 30, 2005, the Company issued 716,000,000 shares of Class A common stock to Jerome Mahoney on conversion of 43,666 shares of Class B common stock pursuit to the terms of his promissory note.

For the nine months ended September 30, 2004:
---------------------------------------------

a) During the nine months ended September 30, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000. In calendar year 2004, these charges were allocated to the subsidiaries and as reflected in the required reclassifications being presented these charges now reside in the discontinued operations.

b) During the nine months ended September 30, 2004, the Company issued 2,221,094,806 shares of Class A common stock with a total value of $2,750,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) During the nine months ended September 30, 2004, the Company issued 5,178,571 shares of Class A common stock for directors fees valued at $6,518.

d) During the nine months ended September 30, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to the application for patents valued at $52,978.

e) During the nine months ended September 30, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

f) During the nine months ended September 30, 2005, the Company issued 1,405,000,000 shares of Class A common stock to Jerome Mahoney on conversion of 85,695 shares of Class B common stock pursuit to the terms of his promissory note amended on August 12, 2002.



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

     In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. (the "Spin-off"). The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries, Shareholders of record on July 29, 2005 were entitled to receive the special dividend. The special dividend was distributed on August 5, 2005.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

     Holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock that they hold. Holders of less than 988 shares of iVoice common stock received one share of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock. All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. will be beneficially owned by affiliates of iVoice, Inc. or iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc.

     iVoice, Inc. transferred certain of its assets and related liabilities to iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. immediately prior to the distribution.

     In May 2005, iVoice formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary will be used in the future for potential acquisitions made by the parent.

     As part of the Spin-off, the Company also transferred $190,000 of debt due to Jerome Mahoney to each of the subsidiaries. The condensed consolidated financial statements for the nine months ended September 30, 2005 include reclassifications of the operations of the subsidiaries to reflect the disposal of the three businesses. In addition, the condensed consolidated financial statements for the nine months ended September 30, 2004 reflect the reclassification of the operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     The result of operations for the nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004.

     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technologies, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc., iVoice Acquisition Corporation and Trey Resources, Inc. On February 13, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. On August 4, 2005, the three subsidiaries iVoice Technologies, Inc., Deep Field Technologies, Inc., and SpeechSwitch, Inc., were distributed to iVoice shareholders through a spin-off transaction. The Condensed Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 2005 and 2004, reflect the results of Trey Resources, iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations through February 11, 2004 and August 4, 2005, respectively. All significant intercompany transactions and balances have been eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

     Marketable Securities
     ---------------------
     The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficiency).

     Earnings (Loss) Per Share
     -------------------------
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

     The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The Company had 6,488,260 options available as of September 30, 2005.


     The shares used in the computations are as follows:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                        2005            2004            2005            2004
                                   -------------   -------------   -------------   -------------
     Basic and Diluted purposes    9,993,532,721   8,120,852,518   9,872,397,803   6,685,422,253


     Reclassification of accounts in the prior period financial statements
     ---------------------------------------------------------------------
     The Company has reclassified certain accounts in the balance sheet, statements of operations and

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

     statements of cash flows for the three months and nine months ended September 30, 2005 and 2004, respectively, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

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

     As of September 30, 2005, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the February 23, 2004 note and leave an unpaid balance of $856,500 on the May 25, 2004 note. On May 24, 2005, the Company assigned to Cornell Capital Partners LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners with a remaining balance of $333,760 on September 30, 2005.

     On February 28, 2005, the Company renegotiated the terms and conditions with the holders of its convertible debentures on behalf of its three subsidiaries. The holders of the convertible debentures agreed to exchange the convertible debentures for various promissory notes. The promissory notes will be in the aggregate amount of $2,200,000, $1,760,000 loaned through the previously issued and exchanged convertible debentures in 2004 and $440,000 advanced on February 28, 2005. A commitment fee of 10% of the face amount of the previously issued convertible debentures and recently issued promissory note was paid at the time of each advance. The previously paid commitment fees were credited against commitment fees due and owing against the promissory note. The balance of the commitment fee owed from the recently issued promissory note was paid on February 28, 2005, at the time that such $440,000 was advanced to the Company. As of August 4, 2005, immediately prior to the Spin-off of the three subsidiaries, the balance on the promissory notes was $2,200,000 plus accrued interest.

     The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $30,000, plus interest, will commence on September 1, 2005 and shall continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

     Effective with the Spin-off of the three subsidiaries, these promissory notes were assumed by the respective subsidiaries, and all guarantees made by the Company were cancelled.

     On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of September 30, 2005, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest.

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

     On August 13, 2002, the board of directors approved amendments to the promissory note payable to Mr. Mahoney to include monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A Common Stock, unpaid compensation, income taxes incurred from the sale of Company stock and un-reimbursed expenses. The amendment allows for the conversion of amounts due under the promissory note into either (i) one Class B Common Stock share of iVoice, Inc., no par value, for each dollar owed, or (ii) the number of Class A Common Stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.

     On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock.

     As of August 4, 2005, the remaining outstanding balance owed to Mr. Mahoney amounted to $605,295. Effective with the Spin-off of the three subsidiaries, an aggregate of $570,000 was transferred to the three subsidiaries immediately prior to the Spin-off. The balance of the loan at September 30, 2005 is $39,749.

     As of August 4, 2005, pursuant to the employment agreements between Mr. Mahoney and iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. these subsidiaries have accrued $212,000 deferred compensation due to Mr. Mahoney .

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

     As of August 4, 2005, pursuant to the employment agreements between Mr. Meller and Deep Field Technologies, Inc and iVoice Technology, Inc. these subsidiaries have accrued $70,833 of deferred compensation due to Mr. Meller.

     Effective with the Spin-off of the three subsidiaries, the Mahoney Notes and deferred compensation accounts were assumed by the respective subsidiaries, and all the aforementioned obligations made by the Company were eliminated.

     As of September 30, 2005, the aggregate amount of related party loans $39,749.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions.

     On May 16, 2005, the Company terminated its administrative services agreement with Trey and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891.

     On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. Each of these shares are convertible in 19,500 shares of Health Express USA common stock one year from the issue date.

     On August 31, 2005, following the reverse merger of Corporate Strategies into Nuwave Technologies, Inc., the Company received 3,750,000 shares of Nuwave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of Nuwave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, so we wrote down the value by $6,250.

     As of September 30, 2005, the aggregate value of the Securities Available for Sale was $609,487.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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


     c) On February 28, 2005, the Company has agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of secured promissory notes between each of the subsidiaries and the holders of the promissory notes, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if any of the subsidiaries default in payment or performance of any of its obligations under the secured promissory notes, the Company is required to pay or perform such obligations upon two days' written notice or demand by the holders of the secured promissory notes and to take an advance or advances, as may be necessary, from the Standby Equity Distribution Agreement by and between the Company and Cornel Capital Partners, LP. Notwithstanding any to the contrary, this Guaranty shall be discharged and terminated upon each of the subsidiary's registration statements being declared effective by the U.S Securities and Exchange Commission.

          Effective with the Spin-off of the three subsidiaries, these guarantees made by the Company were terminated.

     d) On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's tangible and intangible assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance up to the 2nd anniversary date.

     e) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

          Effective with the Spin-off of the three subsidiaries, these agreements made with the Company share remain in effect and represent a revenue opportunity for the Company.

     f) In December 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of Class A common stock for a total

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

          purchase price of up to $20.0 million to raise capital to fund the Company's working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay lowest closing bid price of the Class A common stock on the Over-the-Counter Bulletin Board during the five consecutive trading day period immediately following our request for such advance, subject to the provisions of the Equity Line of Credit Agreement. In January 2004, pursuant to the agreement with Cornell Capital Partners, LP, the Company registered for resale on Form SB-2, 3,993,939,394 shares of Class A common stock with the Securities and Exchange Commission. The offering will terminate 24 months after the Securities and Exchange Commission declares the registration statement effective.

     g) In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, iVoice will provide Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

          On May 16, 2005, the Company terminated its administrative services agreement with Trey and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891

     h) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 3.


NOTE 6 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a)   Class A Common Stock
          --------------------
          Class A Common Stock consists of the following as of September 30, 2005: 10,000,000,000 shares of authorized common stock with no par value, 9,994,728,373 shares were issued and 9,994,128,373 shares were outstanding.

          Each holder of Class A common stock is entitled to one vote for each share held of record. Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

          For the nine months ended September 30, 2005, the Company had the following transactions in its Class A Common Stock:

          1). The Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but these were not issued until 2005. The total aggregate number of shares issued and outstanding as of September 30, 2005 reflects this adjustment.

          2). The Company issued 716,000,000 shares of Class A common stock upon conversion of 43,666 shares of Class B common stock.

          3). The Company issued 30,000,000 shares of Class A common stock for legal services related to the application for patents valued at $13,500.

     b)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of September 30, 2005, there are 2,204,875 shares issued and 1,670,514 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on September 30, 2005, the 1,670,514 outstanding shares of Class B common stock are convertible into 27,385,475,410 shares of Class A common stock.

          In the nine months ended September 30, 2005, a total of 43,666 Class B shares were converted into 716,000,000 Class A shares.

     c)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2005, no shares were issued or outstanding.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 7 - GOING CONCERN

     During the nine months ended September 30, 2005, the Company has been able to raise sufficient working capital through its financing agreement with Cornell Capital Partners, LP to meet its operating requirements at their current level for at least the next 12 months. As a result, this increase in working capital has significantly reduced the substantial doubt regarding the Company's ability to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RECLASSIFICATION OF ACCOUNTS IN THE PRIOR PERIOD FINANCIAL STATEMENTS

The Company has reclassified certain accounts in the balance sheet, statements of operations and statements of cash flows for the three months and nine months ended September 30, 2005 and 2004, respectively, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

PLAN OF OPERATION

Prior to the Spin-off of the three wholly owned subsidiaries in August 2005, iVoice has incurred substantial losses and did not produce enough cash from operations to cover its operating cash requirement. Following the Spin-off of the subsidiaries, the Company will continue to experience cash losses, but at a vastly reduced level. The Company raises its necessary working capital from financing transactions that include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders.

iVoice has determined that the best way to create shareholder value, separate and apart from the operating performance of iVoice, is to implement new business opportunities by distributing shares of spin-offs to the Company's shareholders. The common stock distributions are part of a broader strategy relating to the transition of iVoice into a company focused on the development and licensing of proprietary technologies.
We also continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. Additionally, as demonstrated by the distribution of Trey Resources, Inc., iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. and the intended distribution of Corporate Strategies, Inc., the management of the Company is continually looking for ways to increase shareholder value. Therefore, in the coming months, management and the Board of Directors of the Company will seek out and evaluate a number of strategic alternatives, including, but not limited to: (i) a reverse stock split, (ii) stock buy-back program and/or (iii) a cash dividend.


The Company is also actively pursuing patent applications which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated

Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle- Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2004
--------

Upon creation of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. in 2004, iVoice allocated all the sales and expenses of the business to these three subsidiaries. With the successful Spin-off of these subsidiaries on August 4, 2005, the Company reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, the results of operations for iVoice (the parent) have minimal activity in 2004 and make the comparison to 2005 not meaningful.

Total revenues for the three months ended September 30, 2005 were $173. This represents commission income on referrals made by the Company.

Gross margin for the three months ended September 30, 2005 was $173 as there are no direct costs related to the referral income discussed above.

Total operating expenses for the three months ended September 30, 2005 were $189,522. These expenses represent salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent and utilities for the building which is shared with the subsidiaries. These charges are offset by the temporary administrative services agreements which have remained in place following the successful Spin-off of the subsidiaries.

Total other income (expense) for the three months ended September 30, 2005 was $159,466. The total other income was primarily comprised of a $300,846 income from the special dividend from Corporate Strategies and $93,045 of interest income on cash reserves. These two income items were offset by interest expense of $164,737 on outstanding loan and debenture balances and $63,438 amortization of prepaid financing costs on the Secured Promissory Note.

Net loss from continuing operations for the three-month period ending September 30, 2005 was $29,883 was the result of the factors discussed above.

Net loss from discontinued operations for the three-month period ending September 30, 2005 was $152,635 as compared to $43,619 for the same period of 2004. The net loss in 2005 represents the operations of the three subsidiaries through August 4, 2005, which was the effective date of the Spin-off. The subsidiaries had been experiencing reduced product sales from 2004 and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

The total net loss for the three-month period ending September 30, 2005 was $182,518 as compared to a net loss of $43,618 for the three months ending September 30, 2004. The increase in net loss of $138,900 was a result of the reduced sales, higher fixed costs and net loss in the three subsidiaries as discussed above.

As of September 30, 2005, following the Spin-off of the three subsidiaries, the Company had 2 full-time employees and 1 part-time consultant.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2004
----

Upon creation of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. in 2004, iVoice allocated all the sales and expenses of the business to these three subsidiaries. With the successful Spin-off of these subsidiaries on August 4, 2005, the Company reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Accordingly, the results of operations for iVoice (the parent) have minimal activity in 2004 and make the comparision to 2005 not meaningful.

Total revenues for the nine months ended September 30, 2005 were $8,922. This represents $8,364 of deferred revenue not recorded on the subsidiary books and $558 of commission income on referrals made by the Company.

Gross margin for the nine months ended September 30, 2005 was $8,295 as there was limited amount of deferred material costs to be written off against the deferred revenue and no direct costs related to the referral income discussed above.

Total operating expenses for the nine months ended September 30, 2005 were $336,180. These expenses represent salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the building which is shared with the subsidiaries. These charges are offset by the temporary administrative services agreements which have remained in place following the successful Spin-off of the subsidiaries.

Total other income (expense) for the nine months ended September 30, 2005 was $199,692. The total other income was primarily comprised of a $300,846 income from the special dividend from Corporate Strategies and $197,688 of interest income on cash reserves. These two income items were offset by interest expense of $208,009 on outstanding loan and debenture balances and $84,583 amortization of prepaid financing costs on the Secured Promissory Note.

Net loss from continuing operations for the nine-month period ending September 30, 2005 was $128,193 was the result of the factors discussed above.

Net loss from discontinued operations for the nine-month period ending September 30, 2005 was $762,770 as compared to $2,028,982 for the same period of 2004. The net loss in 2005 represents the operations of the three subsidiaries through August 4, 2005, which was the effective date of the Spin-off. The subsidiaries had been experiencing reduced product sales when compared to 2004 and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams. The decreased sales and increased expenses were offset by a reduction in one time expenses in 2004 related to the financing of the Cornell agreements.

The total net loss for the nine-month period ending September 30, 2005 was $890,963 as compared to the net loss of $2,028,167 for the nine months ending September 30, 2004. The decrease in net loss of $1,137,204 was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company is currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

During the nine-month period ending September 30, 2005 and the year ended December 31, 2004, and allowing for the reclassification of Subsidiary accounts in both periods, the Company had sales of $8,922 and $3,695, incurred net losses of $890,963, before the gain on spin-off of the subsidiaries, and $2,959,888 and had cash flow deficiencies from operating activities of $980,178, before the gain on spin-off of the subsidiaries, and $1,213,318 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows internally through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the Company can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.

The primary source of financing for iVoice has been through the issuance of common stock, debt that is convertible into common stock of the Company and secured promissory notes. As of September 30, 2005, following the Spin-off the three subsidiaries, iVoice had total liabilities of $5,879,248, consisting of accounts payable and accrued expenses of $505,739, notes payable of $5,333,760, and amounts due to related parties of $39,749. It is anticipated that a substantial portion of the balance due on our outstanding notes payable which represents advances on the equity line of credit and promissory notes with Cornell Capital Partners, will be satisfied by the issuance of shares of Class A common stock. At September 30, 2005, the Company had cash balances on hand of $11,048,475. While we have raised sufficient working capital to fund our operations for at least the next twelve months, we will need to raise additional capital to fund our future operations.

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

On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's tangible and intangible assets and the

Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance up to the 2nd anniversary date.

During the nine months ended September 30, 2005, iVoice had a net increase in cash of $3,062,732. iVoice's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. iVoice used $124,430 in cash for operating activities in the nine months ended September 30, 2005, a decrease in cash used of $130,356 compared to $5,926 in cash provided by operating activities in the nine months ended September 30, 2004.

     The net cash provided by the discontinued operations was $1,107,150 for the period ending August 4, 2005 compared to $1,544,791 net cash used by operating activities for the nine months ended September 30, 2004. Gain on Spin-off of subsidiaries to shareholders for the three months ended September 30, 2005 was $1,962,898. The three subsidiaries were in a net liability position before being removed from the consolidated results following the Spin-off.

     CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES. iVoice provided cash of $421,115 in cash from investing activities in the nine months ended September 30, 2005 a change of $1,200,542 compared to $779,427 in cash used for investing activities in the nine months ended September 30, 2004. In May 2005, the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. In May 2005, the Company assigned all its rights and benefits of its Convertible Debenture with Corporate Strategies, Inc. to Cornell Capital as partial payment on the current note due. In June 2004, the Company invested $750,000 is Corporate Strategies, Inc in its common stock and convertible debentures.

     The net cash provided by investing activities for the discontinued operations was $19,137 for the period ending August 4, 2005 compared to $2,866 net cash used by financing activities for the nine months ended September 30, 2004.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2005 provided a total of $3,969,760 in cash. This total primarily consisted of $5,000,000 net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners and the $522,740 repayment of the current loan with the Convertible Debentures of Corporate Strategies, Inc., and the $507,500 reduction in proceeds for financing costs. Financing activities in the nine months ended September 30, 2004 provided a total of $3,856,500 in cash. This total consisted of $5,650,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. A total of $2,750,000 of this advance was repaid through the issuance of common stock and $1,793,500 of the advance was repaid in cash.

     The net cash effect on investing activities for the discontinued operations was a reduction of cash of $2,330,000 for the period ending August 4, 2005 compared to $792,000 net cash provided by financing activities for the nine months ended September 30, 2004. The spun off subsidiaries had $2,330,000 of Cornell and related party debt on their books at the Spin-off and this had the effect of reducing the Company's availabe cash.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------
Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.
-----------------------------
Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

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


iVoice, Inc.


By: /s/ Jerome R. Mahoney                            Date: November 14, 2005
    ---------------------------                            ---------------------
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