Form 10KSB
period 2005-12-31
IVOICE, INC /DE
filed 2006-03-31
CIK 1105064

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2005

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29341


                                  IVOICE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          NEW JERSEY                                             51-0471976
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        750 HIGHWAY 34, MATAWAN, NJ                                  07747
 ----------------------------------------                         ----------
 (Address of principal executive offices)                         (Zip Code)


Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act:   None.
Securities registered under Section 12(g) of the Exchange Act:   Class A Common,
                                                                 No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Issuer's revenues for its most recent fiscal year. $9,102

As of March 20, 2006, the Registrant had 9,994,128,373 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $18,788,961.

As of March 20, 2006, the Registrant had 1,670,514 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_];  No [X]

                                     PART I

Item 1.  Description of business .........................................     4
Item 2.  Description of property .........................................    25
Item 3.  Legal proceedings ...............................................    26
Item 4.  Submission of matters to a vote of security holders .............    26




                                     PART II

Item 5.  Market for common equity and related stockholder matters.........    27
Item 6.  Management's discussion and analysis or plan of operations.......    33
Item 7.  Financial statements ............................................    41
Item 8A. Controls & Procedures ...........................................    41




                                    PART III

Item 9.  Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act ...............    43
Item 10. Executive compensation...........................................    46
Item 11. Security ownership of certain beneficial owners and management ..    47
Item 12. Certain relationships and related transactions ..................    50
Item 13. Exhibits ........................................................    50
Item 14. Principal Accountant Fees and Services ..........................    53

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Our current corporate configuration is the result of a number of separate transactions over the past several years.

         On February 26, 1996, Select Resources, Inc., a publicly held Delaware company, and three of its principal stockholders entered into a stock exchange agreement with Visual Telephone of New Jersey, Inc., ("Visual Telephone"), a privately held New Jersey corporation, and its two stockholders pursuant to which Select Resources acquired all of the outstanding shares of Visual Telephone and spun-off Select Housing Associates, Inc., its wholly owned subsidiary. The aim of this agreement was to provide for a more profitable business direction for Select Resources. Pursuant to the agreement, Select Resources agreed to issue 5,611,000 shares of its capital stock to one of the two stockholders of Visual Telephone and to transfer one-half of the shares of Select Housing Associates to the other stockholder of Visual Telephone, namely Joel Beagelman, in return for all of the outstanding shares of Visual Telephone. In addition, Select Resources transferred the other half of the shares of Select Housing Associates to Gary W. Pomeroy and Brad W. Pomeroy, two of Select Resources' three principal stockholders, in return for the cancellation of 1,111,000 shares of common stock of Select Resources owned by them. At the time of the stock exchange agreement, Mr. Beagelman, Gary W. Pomeroy and Brad W. Pomeroy were directors of Select Resources. On February 26, 1996, the stock exchange agreement was approved by the consent of stockholders a majority of the outstanding shares of common stock of Select Resources. Visual Telephone then merged into Select Resources, which changed its name to that of the subsidiary.

         In July 1996, Visual Telephone acquired 100% of the outstanding common shares of Communications Research Inc., or "CRI," for $50,000 in cash, $150,000 in notes and 1,000,000 shares of Visual Telephone. CRI designs, develops, sells, and supports PC-based communication systems that transmit data, voice and full-motion video.

         On May 21, 1999, International Voice Technologies, Corp., a Delaware corporation, merged with and into Visual Telephone (which in the interim had changed its name to Visual Telephone International, Inc.), with Visual Telephone surviving. Simultaneous with the merger, Visual Telephone changed its name to iVoice.com, Inc., and it was planned that Visual Telephone would spin off CRI prior to the merger with International Voice Technologies. Our current business is essentially that of International Voice Technologies, and this merger was aimed at giving that business better access to the capital markets by merging it into a public company. In addition, we changed our NASD OTC Bulletin Board trading symbol to "IVOC."

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

         On April 24, 2000, we entered into an agreement and plan of reorganization with all the stockholders ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice, we acquired all the issued and outstanding shares of ThirdCAI in exchange for $150,000, and a finder's fee paid to Corporate Architect, Inc., consisting of 50,000 shares of our Class A voting common stock. The purpose of this transaction was to enable our Company to become a reporting company, to comply with the "eligibility rule" adopted by the National Association of Securities Dealers, Inc. ("NASD"), as only reporting companies may continue to have stock quoted on the NASD OTC Bulletin Board.

         On April 25, 2003, iVoice formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, iVoice changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

         In September 2003, we announced our intention to distribute to our stockholders shares of Class A common stock of Trey Resources, Inc., a wholly owned subsidiary, operating our Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by our Board of Directors of the terms and conditions of the proposed distribution.

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

         On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the franchise taxes in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc. ("iVoice Technology"), Deep Field Technologies, Inc., Inc. ("Deep Field") and SpeechSwitch, Inc. ("SpeechSwitch") in the State of New Jersey. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., were assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice dissolved the Nevada subsidiaries.

         On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware. This was an inactive subsidiary.

         In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Deep Field and SpeechSwitch (the "Spin-off"). The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries. Shareholders of record on July 29, 2005 were entitled to receive the special dividend. The special dividend was distributed on August 5, 2005.

         Holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock each of iVoice Technology., Deep Field and SpeechSwitch for every 988 shares of iVoice common stock that they hold. Holders of less than 988 shares of iVoice common stock received one share of iVoice Technology, Deep Field Technologies and SpeechSwitch Class A common stock. All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Deep Field Technologies and SpeechSwitch will be beneficially owned by an affiliate of iVoice, iVoice Technology, Deep Field Technologies and SpeechSwitch.

         In May 2005, iVoice formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary would be used in the future for an acquisition made by iVoice.

         As part of the Spin-off, the Company transferred certain of its assets and related liabilities to iVoice Technology, Deep Field and SpeechSwitch immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2005 include reclassifications of the operations of the subsidiaries to reflect the disposal of the three businesses. In addition, the consolidated financial statements for the year ended December 31, 2004 reflect the reclassification of the operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

         Subsequent Events
         -----------------
         ACQUISITION OF THOMAS PHARMACEUTICALS LTD
         On January 6, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, ("Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have the Company spin-off Thomas NJ from iVoice. The Company can elect to spin-off Thomas NJ from iVoice anytime after the first anniversary of the merger of Thomas NY into Thomas NJ.

         The Company purchased $325,000 of Thomas NJ Series B Convertible Preferred Stock ("Series B Preferred Stock"), a $360,000 10% Secured Convertible Debenture issued by Thomas NJ (the "Initial Convertible Debenture") and a $100,000 10% Administrative Service Convertible Debenture ("Administrative Debenture"). The Administrative Debenture was issued by Thomas NJ to compensate the Company for the administrative services that it will provide to Thomas NJ under the Administrative Services Agreement. The purchase of the Series B Preferred Stock and the Initial Convertible Debenture provided working capital to Thomas NJ.

         The Company also agreed to purchase an additional debenture in the principal amount of at least $225,000 on or before April 30, 2006 and additional $225,000 of Series B Preferred Stock on or before April 30, 2006. Finally, the Company further agreed that if Thomas NJ generates sales of $1 million in the period beginning on January 1, 2006 and ending on September 30, 2006, then the Company will purchase from Thomas NJ an additional debenture in the principal amount of at least $200,000 on or before December 31, 2006 and an additional $200,000 of Series B Preferred Stock on or before December 31, 2006.

         The Company also entered into a Registration Rights Agreement whereby it agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to register 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

         Thomas NJ entered into an Employment Agreement with Farris M. Thomas, Jr. to serve as its President through December 31, 2008 at an annual salary of $72,000 with annual cost of living increases. Additionally, Mr. Thomas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

         Thomas NJ entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases. Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

         On March 6, 2006, the Company announced that it has formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey. This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing iVoice asset similar to the recent spin-offs of Trey Resources, iVoice Technology, Deep Field and SpeechSwitch.

         Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the NASD OTC Bulletin Board under the trading symbol "IVOC."

OUR BUSINESS

         iVoice has determined that the best way to create shareholder value, separate and apart from the operating performance of iVoice, is by spinning off and distributing shares of its wholly owned subsidiaries if the form of a special dividend to the Company's shareholders.

         The common stock distributions are part of a broader strategy relating to the transition of iVoice into a company focused on the development and licensing of proprietary technologies. To date we have filed twelve patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patents applications we have filed, three (3) patents have been awarded. In March 2004 the Company announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

         iVoice will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value. As an example, in January 2006, the Company acquired the New York City based Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' 1st product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

DIVIDENDS / SPIN-OFFS:

         IN THE LAST 20 MONTHS, IVOICE HAS SUCCESSFULLY SPUN-OFF FOUR SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO ITS SHAREHOLDERS.

         Trey Resources, Inc.: In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

         iVoice Technology, Inc.: On Sept. 7, 2004, iVoice announced the anticipated distribution to the Company's shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the Company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. iVoice completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to iVoice shareholders in the form of a special dividend in August 2005.

         Deep Field Technologies, Inc.: On Sept. 13, 2004, iVoice announced its intends to distribute to the Company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. iVoice completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to iVoice shareholders in the form of a special dividend in August 2005.

         SpeechSwitch, Inc.: On November 5, 2004, announced its intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. iVoice completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to iVoice shareholders in the form of a special dividend in August 2005. The assets that became part of SpeechSwitch included the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

         DURING THIS SAME PERIOD, IVOICE HAS ALSO IDENTIFIED ONE ADDITIONAL OPPORTUNITY TO CREATE SHAREHOLDERS VALUE BY PLANNING TO DISTRIBUTE 75% OF ITS HOLDINGS IN CORPORATE STRATEGIES TO ITS SHAREHOLDERS.

         Corporate Strategies, Inc.: On September 15, 2004, iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005, with compensation equal to the full principal balance and accrued interest of the debenture. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004, which was filed with the Securities and Exchange Commission. The Board of Directors authorized the distribution of the Class A Common Stock of Corporate Strategies through a special distribution of seventy-five percent

(75%) of the shares, or 5,625,000 shares that it presently holds and will retain the balance, 1,875,000 shares, for investment. This distribution is pending SEC review and effectiveness of the registration of the shares to be distributed under the Securities Exchange Act of 1933, as amended.

ADMINISTRATIVE SERVICE AGREEMENTS

         In February 2003, the Company entered into an administrative services agreement with Trey Resources, pursuant to which, upon consummation of the spin-off of Trey Resources, iVoice provided Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources agreed to pay iVoice an annual fee of approximately $95,000. On May 16, 2005, the Company terminated its administrative services agreement with Trey and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891.

         In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have individually entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.


SPIN-OFF OF AUTOMATIC REMINDER BUSINESS

         In September 2003, we announced our intention to distribute to our stockholders shares of Class A common stock of Trey Resources, Inc., one of our subsidiaries, and our Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by our Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. It was intended that Trey Resources would own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution. In November 2004, Trey Resources sold the intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. Trey Resources received 10 million shares of Laser Energetics Class A Common Stock and a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. On May 16, 2005, Trey Resources assigned the 10 million shares of Laser Energetics Class A Common Stock to the Company as settlement of all Administrative Fees owed by Trey.

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

         Our second patent for our Speech-Enabled Automatic Telephone Dialer without the need for a Private Branch Exchange (PBX) was issued in December 2003. This patent is similar to our first patent however; the PBX requirement is circumvented through the use of software.

         Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

         The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle- Identifying Bar CODE", "Wireless Methodology for Talking Consumer Products" and "Product Identifier and Receive Spoken Instructions."

         In March 2004 the Company announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as the Company's licensing agent for speaking product packaging technology. GlynnTech Inc. has been involved in licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) Watergun and the RotoWrench(R), Glynn has successfully licensed or sold more than thirty-four patents in the field of containers and packaging. We believe GlynnTech can help us unlock the potential of the pending applications.

MERGERS AND ACQUISITIONS

         iVoice continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. As an example, in January 2006, the Company acquired the New York City based Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' first product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

MARKETING AND DISTRIBUTION

         Ivoice has experience with marketing, promoting and selling its speech-enabled products through telephony reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. Management believes it can leverage this experience into gaining access to these market for their patenting and licensing of new products being developed by the Company.

NEW PRODUCTS

         iVoice is working with GlynnTech, Inc. to identify viable products and/or services that may be derived from our work on the various patents, such as the "Speech Enabled Voice Activated/Voice Responsive Item Locator" and the "Wirelessly Loaded Speaking Medicine Container".

COMPETITION

         iVoice will be operating in an industry segment having inherent risks generally associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of its product at levels sufficient to cover its costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market and distribute commercial products and d) successfully compete with other technology companies having financial, production and marketing resources significantly greater than those of iVoice.

         The technology industry is highly competitive, and we believe that this competition will intensify. Many of our competitors may have longer operating histories, significantly greater financial, technical, product development, and marketing resources, greater name recognition or larger client bases than we do.

SUPPLIERS

         As our future products are yet unknown, our suppliers have not been identified. But our past experience indicates that Dialogic Corporation (an Intel company), iTox, Inc., Dell and Amer.com, Inc. could be ideal candidates to supply our computer hardware components. We have not experienced any supply shortages with respect to the components used in systems or developed applications in our past.

CUSTOMERS

         Direct customers could be comprised of businesses, organization and corporate departments that use voice activated processes for efficiency in their operations. The iVoice patents seek to fulfill these customer needs.

GOVERNMENT REGULATION

         We are subject to licensing and regulation by a number of authorities in their respective state or municipality. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

         We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws which govern the conduct of business in general. We are unaware of any pending or probable government regulations that would have any material impact on the conduct of business.

RESEARCH AND DEVELOPMENT

         Our research and development efforts focus on developing new applications for voice recognition products. We continually seek to improve our core speech recognition technology through ease of use, broader application and increased accuracy.

EMPLOYEES

         As of December 31, 2005, we had 1 full-time employee, 1 part-time employee and 1 part-time consultant for a total of 3 individuals. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

         In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.


FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         This annual report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology.These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:


THE COMPANY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

         Since the spin-off of the Company's operating subsidiaries in 2004 and 2005, the Company has a limited operating history. As such, it may be difficult for you to assess management's ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.


OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR FUTURE RESULTS OF OPERATIONS.

         The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows will be in the future. This is because iVoice operated in the past with different goals and objectives from the new objectives of the Company.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

         Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

         o the success of identifying and completing mergers and acquisitions, particularly in light of our limited history;

         o the introduction of competitive products by different or new competitors;

         o    reduced demand for any given product;

         o    difficulty in keeping current with changing technologies;

         o unexpected delays in introducing new products, new product features and services;

         o increased or uneven expenses, whether related to sales and marketing, product development or administration;

         o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;

         o seasonality in the end-of-period buying patterns of foreign and domestic software markets;

         o    the market's transition between operating systems; and

         o costs related to possible acquisitions of technology or businesses.

         Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

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


THE COMPANY MAY IN THE FUTURE SELL ADDITIONAL UNREGISTERED CONVERTIBLE SECURITIES, POSSIBLY WITHOUT LIMITATIONS ON THE NUMBER OF SHARES OF COMMON STOCK THE SECURITIES ARE CONVERTIBLE INTO, WHICH COULD DILUTE THE VALUE OF THE HOLDINGS OF CURRENT STOCKHOLDERS AND HAVE OTHER DETRIMENTAL EFFECTS ON YOUR HOLDINGS.

         We have relied on the private placement of secured promissory notes to obtain working capital and may continue to do so in the future. As of this date, however, we have outstanding convertible obligations. In order to obtain working capital in the future, we intend to issue additional equity securities and convertible obligations.

         In the event that the price of our Class A Common Stock decreases, and our convertible obligations (or any other convertible obligations we may issue) are converted into shares of our Class A Common Stock,

         o the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

         o such increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock, and

         o the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company.

         Our existing convertible obligations are convertible based upon a formula that varies with the market price of our common stock. As a result, if the market price of our Class A Common Stock increases after the issuance of our convertible obligations, it is possible, that, upon conversion of our convertible obligations, we will issue shares of Class A Common Stock at a price that is far less than the then-current market price of our Class A Common Stock.

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

         Voice-recognition products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we may include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.


OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE.

         The voice-recognition industries are highly competitive, and we believe that this competition will intensify. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.


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


OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

         The Company will seek to expand its operations through the acquisition of additional businesses. The Company may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the Company's financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of the Company to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of the Company. Furthermore, through the acquisition of additional businesses, the Company may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While the Company may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, the Company, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, the Company has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

         If working capital or future acquisitions are financed through the issuance of equity securities, the Company stockholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on the Company shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Company's Class A Common Stock.

         Cornell Capital Partners is under no obligation to purchase shares of Class A Common Stock unless certain conditions are satisfied by the Company, including having a registration statement relating to such Class A Common Stock being effective. If the Company cannot satisfy the requirements for Cornell Capital Partners to purchase the Class A Common Stock, we may not have sufficient capital resources to conduct our business on a long-term basis, which would have a material adverse effect on us and our financial condition. Management believes that its going-forward expenses over the next 12 months will be approximately $1,000,000 and, assuming that the Company has no revenues, the Company expects to have aggregate liabilities of approximately $6,700,000, which includes salaries for officers, employees and professionals over the next 12 months. Management has no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services. Management believes that the deficiency between the Company's expenses and net revenues will be more than covered by the cash available. If there are additional deficiencies that are in excess of the proceeds of the secured purchase agreement, and the Company is unable to obtain funds from the equity line of credit, management believes that the Company can limit its operations, defer payments to management and maintain its business at nominal levels until it can identify alternative sources of capital.


OUR SOLE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

         As of March 1, 2006, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 73.9% of our outstanding shares of shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.


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


IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, OUR BUSINESS MAY SUFFER.

         We are dependent on our key officer, Jerome R. Mahoney, our president and chief executive officer. The loss of our key officer could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. In an attempt to minimize the effects of such loss, we presently maintain a $5,000,000 key-man term life insurance policy on Mr. Mahoney.

UPON DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF TREY RESOURCES, INC. TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         After the distribution to our stockholders of shares of Class A common stock of Trey Resources, our President, Chief Executive Officer and Director, Jerome R. Mahoney, will serve as Chairman of the Board of Trey Resources and will have the right to convert $250,000 of indebtedness into 250,000 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Trey Resources and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.


UPON THE DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF IVOICE TECHNOLOGY, INC. TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         After the distribution to our stockholders of shares of Class A common stock of iVoice Technology, our President, Chief Executive Officer and Director, Jerome R. Mahoney, will serve as Non-executive Chairman of the Board of iVoice Technology and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of iVoice Technology, which will be convertible into an indeterminable number of shares of Class A common stock of iVoice Technology. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for iVoice Technology. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice Technology and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

UPON THE DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF DEEP FIELD TECHNOLOGIES, INC. TO OUR STOCKHOLDERS,, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         After the distribution to our stockholders of shares of Class A common stock of Deep Field Technologies, our President, Chief Executive Officer and Director, Jerome R. Mahoney, will serve as the Non-executive Chairman of the Board of Deep Field Technologies and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of Deep Field Technologies, which will be convertible into an indeterminable number of shares of Class A common stock of Deep Field Technologies. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for Deep Field Technologies. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Deep Field Technologies and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.


UPON THE DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF SPEECHSWITCH, INC. TO OUR STOCKHOLDERS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         After the distribution to our stockholders of shares of Class A common stock of SpeechSwitch, our President, Chief Executive Officer and Director, Jerome R. Mahoney, will serve as the Non-executive Chairman of the Board of SpeechSwitch and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of SpeechSwitch, which will be convertible into an indeterminable number of shares of Class A common stock of SpeechSwitch. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for SpeechSwitch. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between SpeechSwitch and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

                                 OUR SECURITIES

WE MAY PAY A ONE TIME CASH DIVIDEND IN THE NEAR FUTURE.

         The Board of Directors has determined that we have sufficient cash available to fund our activities for the foreseeable future and therefore has sufficient cash reserves to declare a dividend of up to $1.5 million payable to all holders of Class A Common Stock. The Board of Directors determined that a cash dividend of $1.5 million would amount to a sum that would provide a measurable benefit to individual shareholders and at the same time would permit the Company to retain sufficient cash reserves to fund its future working capital needs. At the annual meeting on March 31, 2006, the Board or Directors will ask the shareholders to approve the grant of discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million.

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2005, we had all of our remaining authorized shares, approximately 5,271,627 shares of Class A common stock, reserved for possible future issuance.

REPORTS TO SECURITY HOLDERS

         We are a "reporting company" under the Securities Exchange Act of 1934, as amended and we file reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our Class A common stock, no par value, is quoted on the NASD OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

         2004                                         High               Low
         ----                                       --------          --------
         First Quarter                              $0.00281          $0.00219
         Second Quarter                             $0.00112          $0.00088
         Third Quarter                              $0.00088          $0.00081
         Fourth Quarter                             $0.00062          $0.00050

         2005
         ----
         First Quarter                              $0.00100          $0.00038
         Second Quarter                             $0.00050          $0.00031
         Third Quarter                              $0.00138          $0.00038
         Fourth Quarter                             $0.00050          $0.00031


HOLDERS OF COMMON EQUITY.

         As of December 31, 2005, the number of record holders of our common shares was approximately 739.


DIVIDEND INFORMATION.

         To date, the Company has never paid a cash dividend. The Board of Directors has determined that we have sufficient cash available to fund our activities for the foreseeable future and therefore has sufficient cash reserves to declare a dividend of up to $1.5 million payable to all holders of Class A Common Stock. The Board of Directors determined that a cash dividend of $1.5 million would amount to a sum that would provide a measurable benefit to individual shareholders and at the same time would permit the Company to retain sufficient cash reserves to fund its future working capital needs. At the annual meeting on March 31, 2006, the Board or Directors will ask the shareholders to approve the grant of discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million.

SALES OF UNREGISTERED SECURITIES.

         In the year ending December 31, 2005, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

         o On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP.


DESCRIPTION OF SECURITIES

         Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share. Below is a description of iVoice's outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

         We do not have a sufficient number of authorized shares of Class A common stock to issue all of the shares of Class A common stock issuable upon the exercise or conversion of all of our outstanding options, warrants, debentures and Class B common stock.

         On February 27, 2006, the Company filed with the SEC a Definitive Proxy Statement announcing that the 2005 Annual Meeting of the shareholders of iVoice, Inc. will be held on March 31, 2006, at the Holiday Inn, 290 Route 37 East, Toms River, New Jersey 08753 at 11:00 a.m., local time. All holders of our Class A Common Stock and Class B Common Stock as of the close of business on February 17, 2006 are entitled to vote at the 2005 Annual Meeting.

         There are 10 proposals that the Board of Directors is asking the shareholders to vote on at the meeting. [See our Definitive Proxy filed on
Schedule 14A with the Securities Exchange Commission on February 27, 2006.] Three of these proposals are related to potential changes to the capitalization of the Company to correct this situation:

         1. To approve the grant of discretionary authority for the Board of Directors to effect the repurchase of sixty percent (60%) of the issued and outstanding Class B Common Stock shares for $1.5 million;

         2. To approve the grant of discretionary authority for the Board of Directors to effect a 1 for 200 reverse split of the Class A Common Stock by amending the Certificate of Incorporation;

         3. To consider and approve the authorization of 10 billion shares of Class A Common Stock;

         4. To consider and approve the authorization of 20 billion shares of Class A Common Stock; and

         5. To approve the grant of discretionary authority for the Board of Directors to effect the buyback by the Company of the Class A Common Stock.


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

         As of December 31, 2005, we had 9,994,728,373 shares of Class A common stock issued and 9,994,128,373 shares of Class A common stock outstanding.


CLASS B COMMON STOCK

         Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of Class B Common Stock Shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A Common Stock since the Class B Common Stock Shares were issued. Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which stockholders would vote in such an election. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock Shares shall vote together with Class A Common Stock Shares without regard to class, except as to those matters on which separate class voting is required by applicable law. There shall be no cumulative voting by stockholders. Each Class B Common Stock Share shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares, had all of the outstanding Class B Common Stock Shares been converted on the record date established for the purposes distributing any dividend or other stockholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 50,000,000 shares authorized, 2,204,875 issued and 1,670,514 shares outstanding as of December 31, 2005. On December 31, 2005, these shares of Class B common stock were convertible into 27,385,475,410 shares of Class A common stock.

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

         As of December 31, 2005, we had outstanding, to persons other than employees, warrants to purchase 998,260 shares of our Class A common stock. These warrants have exercise prices ranging from $0.047 per share to $0.1458 per share, with a weighted average exercise price of $0.107 per share. These warrants will expire at various times through November, 2006.

STOCK INCENTIVE PLANS

2003 Stock Incentive Plan
-------------------------

         On November 11, 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). The purpose of the 2003 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

         Under the Plan, the Board of Directors shall have all the powers vested in it by the terms of the Plan to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of awards to be made to each Eligible Participant selected, to determine the time when awards will be granted, when they will vest, when they may be exercised and when they will be paid, to amend awards previously granted and to establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period. The Board shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Board deems necessary or advisable and to interpret same. The Board's interpretation of the Plan, and all actions taken and determinations made by the Board pursuant to the powers vested in it hereunder shall be conclusive and binding on all parties concerned, including the Company stockholders, any participants in the Plan and any other Eligible Participant of the Company.

         All employees of the Company and all employees of Affiliates shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

         During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978 and 37,931,034 shares of Class A common stock for legal services valued at $110,000. On April 5, 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to patent applications valued at $13,500.

         On February 1, 2006, the Company terminated the 2003 Plan.

2005 Stock Incentive Plan
-------------------------

         On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The purpose of the 2005 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

         Under the Plan, the Board of Directors shall have all the powers vested in it by the terms of the Plan to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of awards to be made to each Eligible Participant selected, to determine the time when awards will be granted, when they will vest, when they may be exercised and when they will be paid, to amend awards previously granted and to establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period. The Board shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Board deems necessary or advisable and to interpret same. The Board's interpretation of the Plan, and all actions taken and determinations made by the Board pursuant to the powers vested in it hereunder shall be conclusive and binding on all parties concerned, including the Company stockholders, any participants in the Plan and any other Eligible Participant of the Company.

         All employees of the Company and all employees of subsidiaries shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

         For the year ended December 31, 2005, no shares were granted under the 2005 Plan.

DEBT

         On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the May 25, 2005 promissory note to $856,000. On May 24, 2005, the Company assigned to Cornell Capital Partners LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners. On December 31, 2005 the remaining principal balance of the note is $333,760 and $154,608 of accrued interest.

         On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of December 31, 2005, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest of $327,123.


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

RECLASSIFICATION OF ACCOUNTS IN THE PRIOR PERIOD FINANCIAL STATEMENTS

         The Company has reclassified certain accounts in the balance sheet, statements of operations and statements of cash flows for the years ended December 31, 2005 and 2004, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

PLAN OF OPERATION.

         To date, iVoice has incurred substantial losses and does not produce enough cash from operations to cover its operating cash requirements. The Company raises its necessary working capital from financing transactions that include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders.

         iVoice has determined that the best way to create shareholder value, separate and apart from the operating performance of iVoice, is by spinning off and distributing shares of its wholly owned subsidiaries if the form of a special dividend to the Company's shareholders. The common stock distributions are part of a broader strategy relating to the transition of iVoice into a company focused on the development and licensing of proprietary technologies.

         DIVIDENDS / SPIN-OFFS:

Trey Resources:
---------------
In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

iVoice Technology, Inc.
-----------------------
On Sept. 7, 2004, iVoice announced the anticipated distribution to the Company's shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the Company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. iVoice completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to iVoice shareholders in the form of a special dividend in August 2005.

Deep Field Technologies, Inc.
-----------------------------
On Sept. 13, 2004, iVoice announced that it intends to distribute to the Company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. iVoice completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to iVoice shareholders in the form of a special dividend in August 2005.

Corporate Strategies, Inc.
--------------------------
On Sept. 15, 2004, iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. iVoice has invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004, which was recently filed with the Securities and Exchange Commission. The Board of Directors has determined that it will authorize the distribution of the Class A Common Stock of Corporate Strategies through a special distribution of seventy-five percent (75%) of the shares, or 5,625,000 shares that it presently holds and will retain the balance, 1,875,000 shares, for investment. This distribution is pending SEC review and effectiveness of the registration of the shares to be distributed under the Securities Exchange Act of 1933, as amended.

SpeechSwitch, Inc.
------------------
On November 5, 2004, announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. iVoice completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to iVoice shareholders in the form of a special dividend in August 2005. The assets that will become part of SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

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

Our second patent for our Speech-Enabled Automatic Telephone Dialer without the need for a Private Branch Exchange (PBX) was issued in December 2003. This patent is similar to our first patent however; the PBX requirement is circumvented through the use of software.

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

Licensing of Patents:
---------------------
In March 2004 the Company announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

GlynnTech Inc. has been involved in licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) Watergun and the RotoWrench(R), Glynn has successfully licensed or sold more than thirty four patents in the field of containers and packaging. Glynn stated that this technology could eventually become a widespread method of using many consumer products.

iVoice's commitment to innovative technology continues to help customers meet their client requirements. We believe GlynnTech can help us unlock the potential of the pending applications.

iVoice has filed a number of patent applications that relate to wirelessly loaded product containers, including prescription medicine containers and OTC medicine containers. This product packaging contains wirelessly downloaded instructions and warnings for subsequent audio playback by users. It is anticipated that these inventions would enable sight-impaired users to avoid the need to read instructions and product warnings. In the long term, it is believed that broad acceptance of this technology would enable anyone to simply press a button on a package and hear instructions.

DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

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

         Total revenues for the years ended December 31, 2005 and 2004 were $9,102 and $3,695, respectively. These figures primarily represent deferred revenues that were not recorded on the subsidiary books.

         Gross margin for the year ended December 31, 2005 was $8,475 as there was limited amount of deferred material costs to be written off against the deferred revenue.

         Total operating expenses for the years ended December 31, 2005 and 2004, were $640,259 and $458,632, respectively. These expenses represent salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the building which is shared with the subsidiaries. Most of these charges are offset by the temporary administrative services agreements which have remained in place following the successful Spin-off of the subsidiaries. Operating expenses in 2005 also include the amortization of prepaid financing costs on the Secured Promissory Note of $148,021.

         Total other income (expense) for the year ended December 31, 2005 was an income of $128,654. The total other income was comprised of $301,197 income from the special dividend from Corporate Strategies, $305,257 of interest income on cash reserves and $22,740 income received for participation in the New Jersey Technology Tax Certificate Transfer Program for the sale of the Company's unused state net-operating-loss carry forwards. These income items were offset by interest expense of $500,540 on outstanding loan and debenture balances. Total other income (expense) for the year ended December 31, 2004 was income of $61,231. The total other income was primarily comprised of amounts received for participation in the New Jersey Technology Tax Certificate Transfer Program and after related commissions and expenses related to application submission the Company received cash proceeds of $56,257. Interest income of $38,941 was earned on cash reserves. These items were offset by interest expense of $14,746 on outstanding loan and debenture balances and $19,224 tax settlement with New York State written off in the current year.

         Net loss from continuing operations for the years ending December 31, 2005 and 2004, were $503,130 and $393,706, respectively, as the result of the factors discussed above.

         Net loss from discontinued operations for the year ended December 31, 2005 was $762,770 as compared to $2,566,182 for the same period of 2004. The net loss in 2005 represents the operations of the three subsidiaries through August 4, 2005, which was the effective date of the Spin-off. The subsidiaries had been experiencing reduced product sales when compared to 2004 and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams. The decreased sales and increased expenses were offset by a reduction in one time expenses in 2004 related to the financing of the Cornell agreements.

         The total net loss for the year ended December 31, 2005 was $1,265,900 as compared to the net loss of $2,959,888 for the year ended December 31, 2004. The decrease in net loss of $1,693,988 was the result of the factors discussed above.


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

         During the years ended December 31, 2005 and 2004, and allowing for the reclassification of Subsidiary accounts in both periods, the Company had incurred net losses from continuing operations of $503,130 and $393,706, respectively, and had cash flow deficiencies from continuing operations of $154,087 and $36,771, respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows internally through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the Company can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.

         The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $90,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $31,000, occupancy costs of $6,500, professional fees of $14,000, net interest expenses of $16,500, amortized financing costs of $21,000 and miscellaneous administrative expenses of $1,000. We expect to fund these monthly obligations from cash on hand and from the proceeds received from the Equity Line of Credit, or otherwise from the sale of equity or debt securities. iVoice believes that it has sufficient funds on-hand to fund its operations for at least 24 months.

         During the year ended December 31, 2005, iVoice had a net increase in cash of $3,016,189. iVoice's principal sources and uses of funds in the year ended December 31, 2005, were as follows:

         CASH USED BY OPERATING ACTIVITIES. iVoice used $218,978 in cash for continuing operations in the year ended December 31, 2005 an increase of $182,207 compared to $36,771 in cash used for continuing operations in the year ending December 31, 2004. The increase in cash used in continuing operations results primarily from the increased loss from continuing operations of the Company for the year ending December 31, 2005.

         The net cash provided by the discontinued operations was $537,150 for the period ending August 4, 2005 compared to $1,374,041 net cash used by discontinued operations for the year ended December 31, 2004. Of this amount, the net effect on cash flow from the Spin-off of subsidiaries to shareholders at August 4, 2005 was $1,299,920. The three subsidiaries were in a net liability position before being removed from the consolidated results following the Spin-off.

         CASH USED IN INVESTING ACTIVITIES. iVoice provided cash of $469,120 in cash from investing activities in the year ended December 31, 2005, a change of $1,297,325 compared to $828,205 in cash used for investing activities in the year ended December 31, 2004. In May 2005, the Company assigned all its rights and benefits of its Convertible Debenture with Corporate Strategies, Inc. to Cornell Capital as partial payment on the current note due. In June 2004, the Company invested $750,000 is Corporate Strategies, Inc in its common stock and convertible debentures.

         The net cash provided by investing activities for the discontinued operations was $19,137 for the period ending August 4, 2005 compared to $59,263 net cash provided by financing activities for the year ended December 31, 2004.

         CASH USED IN FINANCING ACTIVITIES. Financing activities from continuing operations in the year ended December 31, 2005 provided a total of $3,969,760 in cash. This total primarily consisted of $5,000,000 net proceeds from the issuance of the secured promissory note under the financing with Cornell Capital Partners and the $522,740 repayment of the current loan with the Convertible Debentures of Corporate Strategies, Inc., and the $507,500 reduction in proceeds for financing costs. Financing activities from continuing operations in the year ended December 31, 2004 provided a total of $3,894,341 in cash. This total consisted of $5,650,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. A total of $1,793,500 of the advance was repaid in cash. The Company also issued $3,000,000 of common stock as payment of principal and $37,841 of common stock for payment of accrued interest, both of which no effect on the cash flow.

         The net cash effect on investing activities for the discontinued operations was a reduction of cash of $1,760,000 for the period ending August 4, 2005 compared to $1,760,000 net cash provided by financing activities for the year ended December 31, 2004. The subsidiaries that were spun off had $1,760,000 of Cornell debt on their books at December 31, 2004 and this had the effect of reducing the Company's availabe cash.

         Below is a description of iVoice's principal sources of funding since December 2003:

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

         On February 23, 2004, the Company issued unsecured promissory notes totaling $3,000,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At December 31, 2004, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to pay off the balance.

         On May 25, 2004, the Company issued unsecured promissory notes totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, to reduce the outstanding amount owed on the promissory notes. The Company also received a credit of $93,500 against fees based on the accelerated repayment. On May 24, 2005, the Company assigned all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest to Cornell. The notes mature 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At December 31, 2005 the remaining principal balance of the note is $333,760 and $154,608 of accrued interest.

         On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of December 31, 2005, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest of $327,123.

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

         Subsequent events
         -----------------

         On February 27, 2006, the Company filed with the SEC a Definitive Proxy Statement announcing that the 2005 Annual Meeting of the shareholders of iVoice, Inc. will be held on March 31, 2006. [See our Definitive Proxy filed on Schedule 14A with the Securities Exchange Commission on February 27, 2006.] There are 10 proposals that the Board of

Directors is asking the shareholders to vote on at the meeting. Three of these proposals, if approved, will have an effect on the liquidity of the Company. The Board of Dirctors decided that $4 million would be the maximum amount of Company resources that it was willing to commit to increase shareholder value, as it wished to retain the remaining cash balance for future working capital needs and possible acquisitions. The three proposals are as follows:

         1. To approve the grant of discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million. The Board of Directors determined that a cash dividend of $1.5 million would amount to a sum that would provide a measurable benefit to individual shareholders and at the same time would permit the Company to retain sufficient cash reserves to fund its future working capital needs.

         2. To approve the grant of discretionary authority for the Board of Directors to effect the repurchase of sixty percent (60%) of the issued and outstanding Class B Common Stock shares for $1.5 million. The Board of Directors, after due consideration, determined that it would be in the shareholder's best interest for the Company to repurchase sixty percent (60%) of the outstanding Class B Common Stock, or 1,002,308 shares, that would substantially eliminate this potential large block Class A Common Stock that could have a material adverse impact upon the stock price and be a source of substantial dilution to the interest of other shareholders.

         3. To approve the grant of discretionary authority for the Board of Directors to effect the buyback of up to $1 million of the Company's Class A Common Stock. The Board of Directors feels that this use of a portion of the cash reserves may benefit shareholders by improving the market price of the Company's Class A Common Stock as traded on the NASD Over the Counter Bulletin Board.


OFF BALANCE SHEET ARRANGEMENTS

         During fiscal 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.


ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the

Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


CHANGES IN INTERNAL CONTROLS.

         Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

                                                              Period Served as
Name                       Age         Position               Officer\Director
----                       ---         --------               ----------------
Jerome R. Mahoney          45          President, CEO,        5-21-99 to present
                                       Director

Frank V. Esser             66          Director               2-24-04 to present

         JEROME R. MAHONEY. Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors since January 1, 2003. He serves as Non-Executive Chairman of the Board of iVoice Technology, Inc., Matawan, New Jersey, Deep Field Technologies, Inc, Matawan, New Jersey, and SpeechSwitch, Inc., Matawan, New Jersey, and has held these positions since November 10, 2004. He has served as Non-Executive Chairman of the Board of MM(2) Group, Inc., Matawan, New Jersey since October 19, 2005. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         FRANK V. ESSER. Board Member since February 24, 2004 and the Chairman of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, he functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products. Ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of iVoice Technology, Inc., Matawan, New Jersey, since June 2005. Mr. Esser holds a BBA degree from

Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

         There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2005, the Company has an audit committee in place and has one independent member of the Board of Directors.

         For the year ended December 31, 2005, the Board held no meetings and acted eight times through written unanimous consent in lieu of a meeting.


AUDIT COMMITTEE

         During 2005, Messrs. Mahoney and Esser served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Esser, with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2005 and once acted through written unanimous consent in lieu of a meeting. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.


AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2005. The Audit Committee has:

      o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C.,, the Company's independent accountants;
      o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
      o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.


                                         AUDIT COMMITTEE
                                         Frank V. Esser, DIRECTOR
                                         Jerome Mahoney, CHIEF EXECUTIVE OFFICER


THE AUDIT COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-KSB INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.



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

         SUMMARY COMPENSATION TABLE

                                                                                            Securities
                                                              Other Annual   Restricted     Underlying      All Other
Name and Position(s)           Year    Salary($)    Bonus     Compensation      Stock        Options      Compensation
--------------------           ----    --------     -----     ------------   ----------     ----------    ------------
Jerome R. Mahoney
   Chief Executive Officer     2005    $298,000       0            $0             0             0             $866 (2)
   and President               2004    $270,000       0            $0             0             0             $866 (2)
                               2003    $255,552       0            $0             0             0             $866 (2)

Kevin Whalen (1)               2005       $0          0            0              0             0              0
   Chief Financial Officer     2004       $0          0            0              0             0              0
                               2003     $33,333       0            0              0             0              0

Frank V Esser                  2005     $12,000       0            0              0             0              0
   Director                    2004     $12,818       0            0              0             0              0

(1) Effective May 16, 2000, Mr. Whalen was promoted to Chief Financial Officer and was not subject to any employment contract with iVoice, Inc. Effective April 30, 2003, we terminated Mr. Whalen's employment with us.

(2) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2005, 2004 and 2003.





 AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                             Number of Securities         Value of Unexercised
                                             --------------------         --------------------
         Shares Acquired                    Underlying Unexercised            In-the-Money
         ----------------                   ----------------------            ------------
               on             Value         Options/SARs at FY-End       Options/SARs at FY-End
               --            --------       ----------------------       ----------------------
            Exercise         Realized                (#)                           ($)
            --------         --------                ---                           ---
Name          (#)              ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
----        --------         --------      -------------------------     -------------------------
None           0                0                     0                           0 / 0

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 1, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 1, 2006 a total of 9,994,128,373 shares of Class A common stock outstanding and a total of 1,670,514 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 1, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                              COMMON STOCK
                                                           BENEFICIALLY OWNED
                                                      --------------------------
NAME/ADDRESS                    TITLE OF CLASS             NUMBER        PERCENT
-----------------------------   --------------------  -----------------  -------
Jerome R. Mahoney               Class A Common Stock  28,242,187,705(1)    73.9%
c/o iVoice, Inc.                Class B Common Stock       1,670,514(1)   100.0%
750 Highway 34
Matawan, New Jersey  07747

Frank V. Esser (Director)       Class A Common Stock      14,178,571        0.0%
27 Arden Road
Old Bridge, New Jersey  08857

Director and executive
officer as a group              Class A Common Stock  28,256,366,276       73.9%
                                Class B Common Stock       1,670,514      100.0%

---------------------
(1) Includes (i) 450,000 shares of our Class A common stock held by Mr. Mahoney's minor children, (ii) 27,385,475,410 shares of our Class A common stock issuable upon conversion of 1,670,514 shares of our Class B common stock held by Mr. Mahoney, and (iii) 856,262,295 shares of our Class A common stock issuable upon conversion of a promissory note dated March 20, 2001, as amended on August 13, 2002. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest. At March 1, 2006, the total balance owed to Mr. Mahoney was $52,232, convertible into 52,232 shares of our Class B common stock, or 856,262,295 shares of our Class A common stock.


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

         On November 11, 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). The purpose of the 2003 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978 and 37,931,034 shares of Class A common stock for legal services valued at $110,000. On April 5, 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to patent applications valued at $13,500. On February 1, 2006, the Company terminated the 2003 Plan.

         On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The purpose of the 2005 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. For the year ended December 31, 2005, no shares were granted under the 2005 Plan.

         The following table sets forth information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

       All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders.

                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
Plan category                      warrants and rights                rights                  future issuance
                                           (a)                         (b)                          (c)
Equity compensation plans
approved by security holders                0                           --                           0

Equity compensation plans not
approved by security holders.            998,260(1)                     --                        5,271,627(2)

Total                                    998,260                        --                        5,271,627

(1) 998,260 Class A common shares of iVoice, Inc. issued to unrelated third parties for contractual services and fees related to previous financing transactions of the Company. These warrants have exercise prices ranging from $0.047 per share to $0.146 per share, with a weighted average exercise price of $107 per share. These warrants will expire at various times through November, 2006.

(2) The 2005 Plan provides that the number of authorized shares shall not exceed an aggregate of twenty percent (20%) of the issued and outstanding shares of the Company's Class A Common Stock, no par value per share, as determined by the Board from time to time. The maximum number of shares that can be issued at December 31, 2005 is 5,271,627, being the balance of the authorized Class A Common Stock that is available under the current capitalization.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the "spin-offs" of the three subsidiaries, the Company's Chairman of the Board transferred $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

         At December 31, 2005, the total balance owed to Mr. Mahoney was $47,344, convertible into 47,344 shares of our Class B common stock, or 776,131,148 shares of our Class A common stock.

         Mr. Mahoney has agreed to defer receipt of cash payment of any monies due and owing him representing unpaid salary, unpaid expense and auto allowances which have been accrued on the Trey's balance sheet, and the one-time payment in connection with the spin-off, until such time as the Trey Board of Directors determines that Trey has sufficient capital and liquidity to make such payments. Mr. Mahoney has further agreed, however, to accept payment or partial payment, from time to time, in the form of Trey's Class A Common Stock and/or Trey's Class B Company Stock, at such time as the Trey Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

         On August 5, 2005, the Class A Common Shares of iVoice Technology, Deep Field and SpeechSwitch were distributed to the iVoice shareholders. [See Item 6. Management's Discussion and Analysis or Plan of Operation.] In connection with the Spin-offs of the subsidiaries, the Company transferred $190,000 of debt owed to Jerome Mahoney to each of the three subsidiaries.


ITEM 13. EXHIBITS

(a)      EXHIBITS

         No.      Description
         ---      -----------
         3.1      Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

         3.2 Amendment to the Certificate of incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 9, 2005, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K dated June 9, 2005.

         3.3 Amendment to the Certificate of incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 17, 2005, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K dated June 9, 2005.

         3.4 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

         10.01 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

         10.02 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

         10.03 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

         10.04 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments. (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

         10.05 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP. (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

         10.06 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004). Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources,

         10.07 Inc. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

         10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14, 2003).

         10.09 Assignment Agreement dated May 24, 2005 between iVoice, Inc, Cornell Capital Partners, LP and Corporate Strategies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005).

         10.10 Security Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit 10.2 to the Current Statement on Form 8-K filed on June 27, 2005).

         10.11 Secured Promissory Note dated June 15, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 27, 2005).

         10.12 Consulting Services Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit 10.4 to the Current Statement on Form 8-K filed on June 27, 2005).

         10.13 iVoice, Inc. 2003 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on November 21, 2003.

         10.14 iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.

         21       List of Subsidiaries*

         14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 32.1 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*
_____________

*  Filed herein

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

         SERVICES                        2005             2004
         --------                     ----------       ----------
         Audit Fees                   $   30,000       $   19,299

         Audit - Related Fees         $    3,490               --

         Tax fees                     $    1,500       $    2,350

         All Other Fees                       --               --

         Total                        $   34,990       $   21,649



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


         iVoice, Inc.


         By:    /s/ JEROME R MAHONEY                             March 30, 2006
                --------------------
                Jerome R. Mahoney
                President, Chief Executive Officer,
                Chief Financial Officer and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         By:    /s/ Jerome R. Mahoney                            March 30, 2006
                ---------------------
                Jerome R. Mahoney
                President, Chief Executive Officer,
                Chief Financial Officer and Director



         By:    /s/ Frank V. Esser                               March 30, 2006
                ----------------------
                Frank V. Esser
                Director

                                INDEX OF EXHIBITS



3.1 Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

3.2 Amendment to the Certificate of incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 9, 2005, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K dated June 9, 2005.

3.3 Amendment to the Certificate of incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 17, 2005, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K dated June 9, 2005.

3.4 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003.

10.01 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.02 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P.. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.03 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and Cornell Capital Partners, L.P.. (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.04 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments. (incorporated herein by reference to Exhibit
       10.30 of the Registration Statement on Form SB-2 filed on January 2,
       2004).

10.05 Escrow Agreement dated December 31, 2003 among iVoice, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez LLP. (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.06 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004).

10.07 Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc.. (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 14,
       2003).

10.09 Assignment Agreement dated May 24, 2005 between iVoice, Inc, Cornell Capital Partners, LP and Corporate Strategies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005).

10.10 Security Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit 10.2 to the Current Statement on Form 8-K filed on June 27, 2005).

10.11 Secured Promissory Note dated June 15, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit
       10.1 to the Current Statement on Form 8-K filed on June 27, 2005).

10.12 Consulting Services Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by reference to Exhibit
       10.4 to the Current Statement on Form 8-K filed on June 27, 2005).

10.13 iVoice, Inc. 2003 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on November 21, 2003.

10.14 iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.

21     List of Subsidiaries*

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2005. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section

31.1 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.*

________________
   *  Filed herein

                                  IVOICE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                                  IVOICE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------





                                                                           Page
                                                                          ------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...............   1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets ...............................................   2 - 3

         Statements of Operations .....................................   4

         Statements of Stockholders' Equity ...........................   5 - 8

         Statement of Accumulated Other Comprehensive Income ..........   9

         Statements of Cash Flows .....................................  10 - 12

         Notes to Financial Statements ................................  13 - 40

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2828 FAX: 856.346.2882



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF
IVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and has completed the process of spinning out their subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
February 21, 2006
                           iVOICE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                               December 31,
                                                       ---------------------------
                                                           2005           2004
                                                       ------------   ------------
                                                                     (Reclassified)
CURRENT ASSETS
  Cash and cash equivalents                            $ 11,001,932   $  6,763,346
  Accounts receivable, net of allowance for doubtful
   accounts of $2,700                                            --            411
  Net current assets of discontinued operations                  --      1,281,951
  Securities available for sale                             622,935        750,000
  Prepaid expenses and other current assets                 306,233         13,800
                                                       ------------   ------------

      Total current assets                               11,931,100      8,809,508
                                                       ------------   ------------


PROPERTY AND EQUIPMENT, NET
  Property and equipment of continuing operations            27,613         34,612
  Property and equipment of discontinued operations              --          4,737
                                                       ------------   ------------
      Total property and equipment                           27,613         39,349
                                                       ------------   ------------


OTHER ASSETS
  Deferred financing costs, net of accumulated
   amortization of $148,021 and $0                          105,729             --
  Net long-term assets of discontinued operations                --         14,400
  Intangible assets, net of accumulated amortization
   of $5,010 and $3,885                                     222,460        202,105
  Deposits and other assets                                   6,666          6,666
                                                       ------------   ------------

      Total other assets                                    334,855        223,171
                                                       ------------   ------------

TOTAL ASSETS                                           $ 12,293,568   $  9,072,028
                                                       ============   ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS - (Continued)



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               December 31,
                                                       ---------------------------
                                                           2005           2004
                                                       ------------   ------------
                                                                     (Reclassified)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $    808,700   $    332,138
  Due to related parties                                     47,344         11,369
  Net current liabilities of discontinued operations             --      2,482,532
  Notes payable                                             333,760        856,500
  Deferred maintenance contracts                                 --          9,320
                                                       ------------   ------------
      Total current liabilities                           1,189,804      3,691,859

LONG TERM DEBT
  Notes payable, net of current portion                   5,000,000             --
                                                       ------------   ------------

      Total liabilities                                   6,189,804      3,691,859
                                                       ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; Authorized shares -
    1,000,000; Issued and outstanding shares - none              --             --
  Common stock, Class A:
    2005 - no par value; Authorized 10,000,000,000
      9,994,728,373 shares issued, 9,994,128,373
      shares outstanding
    2004 - no par value; Authorized 10,000,000,000
      9,248,728,373 shares issued, 9,144,887,874
      shares outstanding                                 24,457,546     24,460,709
  Common stock, Class B:
    2005 - $.01 par value; authorized 50,000,000
      2,204,875 shares issued, 1,670,514 shares
      outstanding,
    2004 - $.01 par value; authorized 50,000,000
      2,204,875 shares issued, 1,714,180 shares
      outstanding                                            16,705             42
  Accumulated other comprehensive income                     13,097             --
  Accumulated deficit                                   (18,354,784)   (19,051,782)
  Treasury stock, 600,000 Class A shares, at cost           (28,800)       (28,800)
                                                       ------------   ------------

      Total stockholders' equity                          6,103,764      5,380,169
                                                       ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 12,293,568   $  9,072,028
                                                       ============   ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Years Ended December 31,
                                                      --------------------------------------
                                                            2005                   2004
                                                      ---------------        ---------------
                                                                              (Reclassified)
SALES, NET                                            $         9,102        $         3,695

COST OF SALES                                                     627                     --
                                                      ---------------        ---------------

GROSS PROFIT                                                    8,475                  3,695
                                                      ---------------        ---------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling expenses                                                 --                  1,411
  General and administrative expenses                         474,714                449,627
  Amortization of financing costs                             148,021                     --
  Depreciation and amortization                                17,524                  7,594
                                                      ---------------        ---------------

      Total selling, general and administrative
      expenses                                                640,259                458,632
                                                      ---------------        ---------------

LOSS FROM CONTINUING OPERATIONS                              (631,784)              (454,937)
                                                      ---------------        ---------------

OTHER INCOME \ (EXPENSE)
  Other income                                                629,194                 75,977
  Interest expense                                           (500,540)               (14,746)
                                                      ---------------        ---------------
      Total other expense                                     128,654                 61,231
                                                      ---------------        ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (503,130)              (393,706)

PROVISION FOR INCOME TAXES                                         --                     --
                                                      ---------------        ---------------

NET LOSS FROM CONTINUING OPERATIONS                          (503,130)              (393,706)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from discontinued operations                          (762,770)            (2,566,182)
                                                      ---------------        ---------------

NET LOSS APPLICABLE TO COMMON SHARES                  $    (1,265,900)       $    (2,959,888)
                                                      ===============        ===============

NET LOSS PER COMMON SHARE
  Continuing Operations:   basic                      $          (.00)       $          (.00)
                                                      ===============        ===============
  Discontinued Operations: basic                      $          (.00)       $          (.00)
                                                      ===============        ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Continuing Operations:   basic                        9,903,231,810          7,241,555,781
                                                      ===============        ===============
  Discontinued Operations: basic                        9,903,231,810          7,241,555,781
                                                      ===============        ===============


                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                            Common Stock Class A              Common Stock Class B
                                                        ------------------------------    ------------------------------
                                                           Shares           Amount           Shares           Amount
                                                        -------------    -------------    -------------    -------------
Balance at January 1, 2004                              4,719,208,096    $  19,954,737        1,799,875    $         127

Issuance of common stock for services                      37,931,034          110,000               --               --

Issuance of common stock for fees associated with
the Equity Line of Credit with Cornell Capital            306,060,606        1,010,000               --               --

Issuance of common stock for repayment of
outstanding notes payable                               2,559,317,803        3,000,000               --               --

Issuance of common stock for interest                      75,682,200           37,841               --               --

Issuance of common stock for directors fees                14,178,571           12,818               --               --

Issuance of common stock for payment of legal
services related to patent applications                    27,509,564           52,978               --               --

Issuance of stock on conversion of Class B shares       1,405,000,000               85          (85,695)             (85)

Spin-off of Trey Resources to shareholders                         --          282,250               --               --

Net loss for the year ended December 31, 2004
from continuing operations                                         --               --               --               --

Net loss for the year ended December 31, 2004
from discontinued operations                                       --               --               --               --
                                                        -------------    -------------    -------------    -------------

Balance at December 31, 2004                            9,144,887,874    $  24,460,709        1,714,180    $          42
                                                        =============    =============    =============    =============






                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                           Accumulated        Total
                                                                          Accumulated     Comprehensive    Stockholders'
                                                          Treasury          Deficit          Income           Equity
                                                            Stock        (Reclassified)     (Losses)       (Reclassified)
                                                        -------------    -------------    -------------    -------------
Balance at January 1, 2004                              $     (28,800)   $ (16,493,071)   $          --    $   3,432,993

Issuance of common stock for services                              --               --               --          110,000

Issuance of common stock for fees associated with
the Equity Line of Credit with Cornell Capital                     --               --               --        1,010,000

Issuance of common stock for repayment of
outstanding notes payable                                          --               --               --        3,000,000

Issuance of common stock for interest                              --               --               --           37,841

Issuance of common stock for directors fees                        --               --               --           12,818

Issuance of common stock for payment of legal
services related to patent applications                            --               --               --           52,978

Issuance of stock on conversion of Class B shares                  --               --               --               --

Spin-off of Trey Resources to shareholders                         --          401,177               --          683,427

Net loss for the year ended December 31, 2004
from continuing operations                                         --         (393,706)              --         (393,706)

Net loss for the year ended December 31, 2004
from discontinued operations                                       --       (2,566,182)              --       (2,566,182)
                                                        -------------    -------------    -------------    -------------

Balance at December 31, 2004                            $     (28,800)   $ (19,051,782)   $          --    $   5,380,169
                                                        =============    =============    =============    =============






                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                            Common Stock Class A              Common Stock Class B
                                                        ------------------------------    ------------------------------
                                                           Shares           Amount           Shares           Amount
                                                        -------------    -------------    -------------    -------------
Balance at January 1, 2005                              9,144,887,874    $  24,460,709        1,714,180    $          42

Issuance of common stock to replace negative
escrow                                                    103,840,499               --               --               --

Issuance of common stock for payment of legal
services related to patent applications                    30,000,000           13,500               --               --

Issuance of stock on conversion of Class B shares         716,000,000               38          (43,666)             (38)

Unrealized gain on securities available for sale                   --               --               --               --

Spin-off of subsidiaries to shareholders                           --               --               --               --

Adjustment for change in par value                                 --          (16,701)              --           16,701

Net loss for the year ended December 31, 2005
from continuing operations                                         --               --               --               --

Net loss for the year ended December 31, 2005
from discontinued operations                                       --               --               --               --
                                                        -------------    -------------    -------------    -------------

Balance at December 31, 2005                            9,994,728,373    $  24,457,546        1,670,514    $      16,705
                                                        =============    =============    =============    =============





                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                           Accumulated        Total
                                                                          Accumulated     Comprehensive    Stockholders'
                                                           Treasury         Deficit          Income           Equity
                                                            Stock        (Reclassified)     (Losses)       (Reclassified)
                                                        -------------    -------------    -------------    -------------
Balance at January 1, 2005                              $     (28,800)   $ (19,051,782)   $          --    $   5,380,169

Issuance of common stock to replace negative
escrow                                                             --               --               --               --

Issuance of common stock for payment of legal
services related to patent applications                            --               --               --           13,500

Issuance of stock on conversion of Class B shares                  --               --               --               --

Unrealized gain on securities available for sale                   --               --           13,097           13,097

Spin-off of subsidiaries to shareholders                           --        1,962,898               --        1,962,898

Adjustment for change in par value                                 --               --               --               --

Net loss for the year ended December 31, 2005
from continuing operations                                         --         (503,130)              --         (503,130)

Net loss for the year ended December 31, 2005
from discontinued operations                                       --         (762,770)              --         (762,770)
                                                        -------------    -------------    -------------    -------------

Balance at December 31, 2005                            $     (28,800)   $ (18,354,784)   $      13,097    $   6,103,764
                                                        =============    =============    =============    =============






                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004




                                                      Accumulated Other
                                                        Comprehensive
                                                        Income (Loss)
                                                        -------------
Balance at January 1, 2004                              $          --

Net transactions for the year ended December 31, 2004              --
                                                        -------------
Balance at December 31, 2004                                       --

Unrealized gain on securities available for sale               13,097
                                                        -------------
Balance at December 31, 2005                            $      13,097
                                                        =============





















                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the Years Ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
                                                                                           (reclassified)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                      $   (503,130)   $   (393,706)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities
   Depreciation and amortization                                                  17,524           2,548
   Amortization of prepaid financing costs                                       148,021              --
   Dividend income on securities available for sale                             (301,197)             --
   Receipt of securities available for sale for settlement of receivables        (64,891)             --
   Loss on exchange of securities available for sale                               6,250              --
   Common stock issued for legal services                                             --         110,000
   Common stock issued for patent services                                        13,500          52,978
   Changes in certain assets and liabilities:
      Accounts receivable                                                            411            (411)
      Prepaid and other current assets                                           (38,683)        165,984
      Accounts payable and accrued expenses                                      476,562           5,147
      Deferred maintenance contracts                                              (9,320)          9,320
      Related party accounts                                                      35,975          11,369
                                                                            ------------    ------------

   Total (cash used) in operating activities of continuing operations           (218,978)        (36,771)
                                                                            ------------    ------------

   Net loss from discontinued operations                                        (762,770)     (2,566,182)
   Net effect on cash flow from spin-off of subsidiaries                       1,299,920         (39,040)
   Adjustments to reconcile total cash used in discontinued operations                --       1,231,181
                                                                            ------------    ------------

   Total cash provided by (used in) operating activities of discontinued
      operations                                                                 537,150      (1,374,041)
                                                                            ------------    ------------

      Total cash provided by (used in) operating activities                      318,172      (1,410,812)
                                                                            ------------    ------------



                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                                For the Years Ended
                                                                                    December 31,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
                                                                                           (reclassified)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                             (9,400)         (6,021)
   Investment in securities available for sale                                        --        (750,000)
   Proceeds from dispositions in securities available for sale                   500,000              --
   Purchase of intangibles                                                       (21,480)        (72,184)
                                                                            ------------    ------------
   Total cash provided by (used in) investing activities from continuing
   operations                                                                    469,120        (828,205)
                                                                            ------------    ------------
   Adjustments to reconcile total cash provided by investing activities
   from discontinued operations                                                   19,137          59,263
                                                                            ------------    ------------

   Total cash provided by (used in) investing activities                         488,257        (768,942)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for repayment of notes payable                            --       3,037,841
   Prepaid offering and debt issue costs                                        (507,500)             --
   Gross proceeds from notes payable                                           5,000,000       5,650,000
   Repayment of notes payable                                                   (522,740)     (4,793,500)
                                                                            ------------    ------------

   Total cash provided by financing activities from continuing operations      3,969,760       3,894,341
                                                                            ------------    ------------

   Adjustments to reconcile total cash (used in) provided by financing
   activities from discontinued operations                                    (1,760,000)      1,760,000
                                                                            ------------    ------------

   Total cash provided by financing activities                                 2,209,760       5,654,341
                                                                            ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,016,189       3,474,587

CASH AND EQUIVALENTS - Beginning of year - Continuing Operations               6,763,346       4,506,608
                                                                            ------------    ------------
CASH AND EQUIVALENTS - Beginning of year - Discontinued Operations             1,222,397           4,548
                                                                            ------------    ------------


CASH AND EQUIVALENTS - END OF YEAR - Continuing Operations                  $ 11,001,932    $  6,763,346
                                                                            ============    ============
CASH AND EQUIVALENTS - END OF YEAR - Discontinued Operations                $         --    $  1,222,397
                                                                            ============    ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                         $         --    $        640
                                                                            ============    ============
   Income taxes                                                             $         --    $         --
                                                                            ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2005, the Company:

a) On January 11, 2005, the Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners for amounts that were due for repayment of principal on outstanding notes payable at December 31, 2004.

b) On April 5, 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to patent applications valued at $13,500.

c) During the year ended December 31, 2005, the Company issued 716,000,000 shares of Class A common stock to Jerome Mahoney on conversion of 43,666 shares of Class B common stock pursuit to the terms of his promissory note.

d) The Company received a stock dividend from NuWave Technology in the amount of $301,197 for the shares owned in Health Express, USA.


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

h) During the year ended December 31, 2004, the Company issued 1,405,000,000 shares of Class A common stock to Jerome Mahoney on conversion of 85,695 shares of Class B common stock pursuit to the terms of his promissory note.


                   The accompanying notes are an integral part of these consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a)     Basis of Presentation
       ---------------------
       The accompanying consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, and subsequently changed to Delaware.

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

       In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company's subsidiaries, and its Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. Effective with the spin-off of Trey Resources on February 11, 2004, Trey Resources now owns and operates the Automatic Reminder software business as an independent publicly traded entity following this distribution.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

       On April 28, 2004 iVoice formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, iVoice formed two additional wholly owned subsidiaries on August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to the attention of the Company that the filing fees in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, the Company formed three new wholly owned subsidiaries, iVoice Technology, Inc. ("iVoice Technology"), Deep Field Technology, Inc., and SpeedSwitch, Inc in the State of New Jersey. However, an error occurred in the initial filings with the State of New Jersey, and amendments to the Certificate of Incorporation were filed changing the name of Deep Field Technology, Inc. to Deep Field Technologies, Inc. ("Deep Field") and SpeedSwitch, Inc. to SpeechSwitch, Inc. ("SpeechSwitch"). All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., have been assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. iVoice has dissolved the Nevada subsidiaries.

       On May 24, 2004, the Company dissolved its wholly owned subsidiary iVoice Acquisition 2, Inc. in the state of Delaware. This was an inactive subsidiary.

       In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Deep Field and SpeechSwitch (the "Spin-off"). The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries. Shareholders of record on July 29, 2005 were entitled to receive the special dividend. The special dividend was distributed on August 5, 2005.

       Holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock that they held. Holders of less than 988 shares of iVoice common stock received one share of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock. All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. will be beneficially owned by affiliates of iVoice, Inc. or iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

       In May 2005, iVoice formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary will be used in the future for potential acquisitions made by the parent.

       As part of the Spin-off, the Company transferred certain of its assets and related liabilities to iVoice Technology, Deep Field and SpeechSwitch immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2005 include reclassifications of the operations of the subsidiaries to reflect the disposal of the three businesses. In addition, the consolidated financial statements for the year ended December 31, 2004 reflect the reclassification of the operations to below the line as discontinued operations in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

       The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOC".

b)     Principles of Consolidation
       ---------------------------
       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technology, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc., iVoice Acquisition Corp and Trey Resources, Inc. On February 13, 2004, Trey Resources was distributed to iVoice shareholders through a spin-off transaction. On August 5, 2005, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. were distributed to iVoice shareholders through spin-off transactions. The Statements of Operations and Cash Flows for the year ended December 31, 2005, reflect the results of iVoice Technology, Deep Field and SpeechSwitch as discontinued operations through August 5, 2005. The Statements of Operations and Cash Flows for the year ended December 31, 2004, reflect the results of Trey Resources as discontinued operations through February 11, 2004. The Statements of Operations and Cash Flows for the year ended December 31, 2004 have also been reclassified to reflect iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

       The Company is also actively pursuing patent applications which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

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

e)     Revenue Recognition
       -------------------
       The Company obtains its income primarily from the sale of its voice recognition and computer technology communication systems upon delivery. The Company recognizes revenue from support services at the time the service is performed or over the period of the contract for maintenance or support.

f)     Advertising Costs
       -----------------
       Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2005 and 2004, the Company incurred $6,229 and $7,025, respectively, in advertising costs. These costs were included in the discontinued operations prior to being spun-off by the Company.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

g)     Cash and Cash Equivalents
       -------------------------
       The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2005 and 2004 of $10,901,874 and $6,000,000, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

       The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at December 31, 2005 and 2004 of $19,643 and $668,040, respectively.

h)     Marketable Securities
       ---------------------
       The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).

i)     Concentration of Credit Risk
       ----------------------------
       The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2005 and 2004 of $19,643 and $668,040,
       respectively.

j)     Property and Equipment
       ----------------------
       Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

k)     Software License Cost
       ---------------------
       Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to FAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and are being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted FAS No. 144. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortized cost. The remaining unamortized cost was written off in 2004.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

l)     Income Taxes
       ------------
       The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

m)     Financing Costs
       ---------------
       Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are deferred and amortized over the term of the underlying security.

n)     Debt Issue Costs
       ----------------
       Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company changed its method of accounting for these costs and charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

o)     Fair Value of Financial Instruments
       -----------------------------------
       The Company estimates that the fair value of all financial instruments at December 31, 2005 and 2004, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

p)     Long-Lived Assets
       -----------------
       FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

q)     Earnings (Loss) Per Common Share
       --------------------------------
       FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

                                                     As of December 31,
                                             ---------------------------------
                                                  2005                2004
                                             -------------       -------------
       Basic and Diluted EPS Purposes        9,903,231,810       7,241,555,781
                                             =============       =============

       The company had common stock equivalents of 998,260 and 6,488,260 at December 31, 2005 and 2004, respectively.

r)     Comprehensive Income
       --------------------
       FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2005, the Company has several items that represent comprehensive income, and thus, have included a statement of comprehensive income.

s)     Reclassification of accounts in the prior period financial statements
       ---------------------------------------------------------------------
       The Company has reclassified certain accounts in the balance sheet, statements of operations and statements of cash flows for the years ended December 31, 2005 and 2004, respectively, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

t)     Recent Accounting Pronouncements
       --------------------------------
       In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment." FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not expect FAS 123R to have a material impact on its results or financial statements.

       FAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

       On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2  - DISCONTINUED OPERATIONS
---------------------------------

       On February 13, 2004, iVoice completed the previously announced distribution of Trey Resources through the issuance of one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held on the record date of February 9, 2004.

       The summarized results of operations for the year ended December 31, 2004 are as follows:

                                                                   Through
                                                                 Feb 11, 2004
                                                                  ----------
       Revenues                                                   $       --
       Cost of Revenues                                                   --
                                                                  ----------
       Gross profit                                                       --
       Operating Expenses                                             25,939
                                                                  ----------
       Operating Loss                                                (25,939)
       Other expense                                                     805
       Provision for income taxes                                         --
                                                                  ----------
       Net Loss                                                   $  (26,744)
                                                                  ==========

       On August 5, 2005, iVoice completed the previously announced distribution of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. through the issuance of one share of each company's Class A common stock for every 988 shares of iVoice Class A common stock held on the record date of July 29, 2005.

       The summarized results of operations for the years ended December 31, 2005 and 2004 are as follows:

                                                 Through
                                                Aug 5, 2005     Dec 31, 2004
                                               ------------     ------------
       Revenues                                $    129,303     $    354,680
       Cost of Revenues                              31,979          112,660
                                               ------------     ------------
       Gross profit                                  97,324          242,020
       Operating Expenses                           699,035        1,470,011
                                               ------------     ------------
       Operating Loss                              (601,711)      (1,227,991)
       Other expense                                161,059        1,311,447
       Provision for income taxes                        --               --
                                               ------------     ------------
       Net Loss                                $   (762,770)    $ (2,539,438)
                                               ============     ============

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2  - DISCONTINUED OPERATIONS (CONTINUED)
---------------------------------

       The summarized components of assets and liabilities associated with the discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

                                                     Through
                                                    Aug 5, 2005   Dec 31, 2004
                                                   ------------   ------------
       Cash                                        $  1,249,397   $  1,222,397
       Accounts receivable                               15,784         54,355
       Inventory, net                                     1,082          5,199
       Property and equipment, net                        1,928          4,737
       Intangible assets, net                            13,720         14,400
                                                   ------------   ------------
       Total assets                                $  1,281,967   $  1,301,088
                                                   ============   ============

       Accounts payable and accrued expenses       $    173,935   $    118,365
       Convertible debentures                         2,200,000      1,760,000
       Deferred maintenance contracts                    17,597         34,167
       Due to related parties                           853,333        570,000
       Stockholder's equity                          (1,962,898)    (1,181,444)
                                                   ------------   ------------
       Total liabilities and stockholders' equity  $  1,281,967   $  1,301,088
                                                   ============   ============


NOTE 3 - PROPERTY AND EQUIPMENT

       Property and equipment is summarized as follows:

                                                           December 31,
                                                   ---------------------------
                                                       2005           2004
                                                   ------------   ------------
       Equipment                                   $     84,743   $     75,343
       Leasehold improvements                            11,454         11,454
       Furniture and fixtures                           123,519        123,519
                                                   ------------   ------------
                                                        219,716        210,316
       Less: Accumulated depreciation                   192,103        175,704
                                                   ------------   ------------
       Property and equipment, continuing
       operations                                        27,613         34,612

       Property and equipment, discontinued
       operations                                            --          4,737
                                                   ------------   ------------
          Property and equipment, net              $     27,613   $     39,349
                                                   ============   ============

       Depreciation expense for the years ended December 31, 2005 and 2004 was $16,399 and $1,423, respectively, from continuing operations.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 4 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

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

       On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares are convertible in 19,500 shares of Health Express USA common stock one year from the issue date.

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

       As of December 31, 2005 and 2004, the aggregate value of the Securities Available for Sale was $622,935 and $750,000, respectively. The gross unrealized gain on marketable securities at December 31, 2005 and 2004 was $13,097 and $0, respectively.


NOTE 5 - GOODWILL AND INTANGIBLES
---------------------------------

       In May 2003 and December 2003, the Company was issued two patents by the U.S Patent and Trademark Office for its Speech-Enabled Automatic Telephone Dialer. In October 26, 2004 iVoice announced it has received United States Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight-line basis over the life of the patents. All capitalized intangibles have been reviewed for impairment at December 31, 2005. In doing so, management has determined that no write-down for impairment is required.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 5 - GOODWILL AND INTANGIBLES (CONTINUED)
---------------------------------

       Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

       Following the spin-off of the three subsidiaries, the total intangible assets, consisting of costs associated with the Company's patent applications amounted to $227,470 less accumulated amortization of $5,010 at December 31, 2005. At December 31, 2004, intangible assets totaled $205,990 net of accumulated amortization of $3,885.


NOTE 6 - INCOME TAXES
---------------------

       The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                          December 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
       Federal Income Tax Rate                           (34.0)%         (34.0)%
       Deferred Tax Charge (Credit)                         --              --
       Effect on Valuation Allowance                      38.1%           38.1%
       State Income Tax, Net of Federal Benefit           (4.1)%          (4.1)%
                                                  ------------    ------------
       Effective Income Tax Rate                           0.0%           0.0 %
                                                  ============    ============

       As of December 31, 2005 and 2004, the Company had net operating loss carry forwards of approximately $18,000,000 and $16,700,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2025. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

       For state income taxes, the Company's net operating loss carry forwards have been reduced by $8,464,741. During the years ended 2005, 2004 and 2003, the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After related commissions and expenses related to application submission the Company received cash proceeds of $17,069, $56,257 and $146,649 for the years ended December 31, 2005, 2004 and 2003 respectively.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6 - INCOME TAXES (CONTINUED)
---------------------

       Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                           December 31,
                                                   ---------------------------
                                                       2005           2004
                                                   ------------   ------------
       Deferred tax assets                         $  6,120,000   $  5,678,000
       Less:  Valuation allowance                    (6,120,000)    (5,678,000)
                                                   ------------   ------------
       Net deferred tax assets                     $         --   $         --
                                                   ============   ============

       Net operating loss carry forwards expire starting in 2017 through 2025.


NOTE 7 - CONVERTIBLE DEBENTURES
-------------------------------

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

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 7 - CONVERTIBLE DEBENTURES (CONTINUED)
-------------------------------

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

       At December 31, 2005 and 2004, the principal balance of the convertible debentures was $0 and $1,760,000, respectively. The amount reported for December 31, 2004 is included as part of the discontinued operations liabilities.


NOTE 8 - NOTE PAYABLE
---------------------

       On February 23, 2004 the Company issued an unsecured promissory note totaling $3,000,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The note matures 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2004, a total of $3,000,000 had been repaid through the issuance of 2,663,158,299 Class A common shares to repay the note. In addition, 75,682,200 Class A common shares were issued to repay the accrued interest on the note.

       On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the promissory note to $856,000. On May 24, 2005, the Company assigned to Cornell Capital Partners LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners. On December 31, 2005 the remaining principal balance of the note was $333,760 and $154,608 of accrued interest.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 8 - NOTE PAYABLE (CONTINUED)
---------------------

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

       The promissory notes bear interest at the rate of 12% per annum. Weekly principal installments of $30,000, plus interest, were to commence on September 1, 2005 and continue on the first day of each calendar month thereafter until the principal is paid in full. The promissory notes mature on July 4, 2006 with a lump sum payment due of any remaining principal and/or interest.

       Effective with the Spin-off of the three subsidiaries, these promissory notes were assumed by the respective subsidiaries, and all guarantees made by the Company were cancelled.

       On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of December 31, 2005, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest of $327,123. The principle balance is classified as long-term due to the fact it is regarded as a balloon payment. The accrued interest associated with the note is classified as a current liability.


NOTE 9 - DUE TO RELATED PARTIES
-------------------------------

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

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 9 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------

       On August 13, 2002, the board of directors approved amendments to the Promissory Note payable to Mr. Mahoney for monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A common stock, unpaid compensation, income taxes incurred from the sale of Company stock and unreimbursed expenses. The change allows for the conversion of amounts due under the Promissory Note into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.

       On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock.

       As of August 4, 2005, the outstanding balance owed to Mr. Mahoney was $605,295. Effective with the Spin-off of the three subsidiaries, an aggregate of $570,000 was transferred to the three subsidiaries immediately prior to the Spin-off.

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

       Effective with the Spin-off of the three subsidiaries, the Mahoney Notes and deferred compensation accounts with Mr. Meller were assumed by the respective subsidiaries, and all the aforementioned obligations made by the Company were eliminated.

       As of December 31, 2005 and 2004, the remaining outstanding balance owed to Mr. Mahoney amounted to $47,344 and $11,369, respectively, on a reclassified basis. As of December 31, 2004, the balance owed to Mr. Mahoney amounted to $570,000. This amount is included in the discontinued operations.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

    a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

       Rent expense under operating leases for the year ended December 31, 2005 and 2004 was $90,000 and $90,000, respectively.

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

    c) The following employment agreements were entered into by the Company's wholly owned subsidiaries prior to the spin-off from the Company:

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

       iVoice Technology, Inc. entered into a one year employment agreement with Arie Seidler, its President and Chief, effective August 2, 2004. Mr. Seidler resigned his positions as of August 26, 2005 and his employment agreement was terminated.

       On August 29, 2005, iVoice Technology entered into an employment agreement with Mark Meller, its new Chief Executive Officer, President and Chief Financial Officer for an annual compensation of $85,000 per annum. Mr. Meller will also be entitled to additional incentive compensation based upon mergers and acquisitions completed by iVoice Technology. Mr. Meller has agreed to forego receipt of $65,000 of his annual compensation until such time that management believes that it has sufficient financing in place to fund this obligation.

       Deep Field Technologies, Inc.
       -----------------------------
       The Company entered into employment agreements with Jerome Mahoney, its Chairman of the Board and Mark Meller, its President, Chief Executive Officer and Chief Financial Officer, as of August 3, 2004 and October 1, 2004, respectively.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------

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

       Mr. Meller will also be entitled to a sum of $50,000 upon the completion of the distribution of Deep Field to the iVoice shareholders. Mr. Meller has agreed to defer the receipt of said sum until such time that management believes it has sufficient financing in place to fund this obligation.

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

       Effective with the Spin-off of the three subsidiaries, the Mahoney Notes and deferred compensation accounts with Mr. Meller were assumed by the respective subsidiaries, and all the aforementioned obligations made by the Company were eliminated.

    d) On February 28, 2005, the Company had agreed to provide a full and unconditional guaranty of the payment and performance obligations for the iVoice Technology, Deep Field Technology and SpeechSwitch subsidiaries, in accordance with the terms of secured promissory notes between each of the subsidiaries and the holders of the promissory notes, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if any of the subsidiaries default in payment or performance of any of its obligations under the secured promissory notes, the Company is required to pay or perform such obligations upon two days' written notice or demand by the holders of the secured promissory notes and to take an advance or advances, as

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------

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

    e) On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's tangible and intangible assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance up to the 2nd anniversary date.

    f) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

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

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11 - COMMON STOCK
----------------------

       Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

       a) Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2005 and 2004, no shares were issued or outstanding.

       b) Class A Common Stock
          --------------------
          Class A Common Stock consists of the following as of December 31, 2005: 10,000,000,000 shares of authorized common stock with no par value, 9,994,728,373 shares were issued and 9,994,128,373 shares were outstanding.

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

          For the year ended December 31, 2005, the Company had the following transactions in its Class A Common Stock:

          1) The Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners for amounts that were due for repayment of principal on outstanding notes payable at December 31, 2004.

          2) The Company issued 716,000,000 shares of Class A common stock upon conversion of 43,666 shares of Class B common stock.

          3) The Company issued 30,000,000 shares of Class A common stock for legal services related to the application for patents valued at $13,500.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11 - COMMON STOCK (CONTINUED)
----------------------

          For the year ended December 31, 2004, the Company had the following transactions in its Class A Common Stock:

          1) During the year ended December 31, 2004, the Company issued 306,060,606 shares of Class A common stock for fees associated with the Equity Line of Credit with Cornell Capital valued at $1,010,000.

          2) During the year ended December 31, 2004, the Company issued 2,663,158,299 shares of Class A common stock with a total value of $3,000,000 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

          3) During the year ended December 31, 2004, the Company issued 75,682,200 shares of Class A common stock with a value of $37,841 for interest due on the equity line financing with Cornell Capital Partners.

          4) During the year ended December 31, 2004, the Company issued 14,178,571 shares of Class A common stock for directors fees valued at $12,818.

          5) During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978.

          6) During the year ended December 31, 2004, the Company issued 37,931,034 shares of Class A common stock for legal services valued at $110,000.

          7) A total of 85,695 Class B shares were converted into 1,405,000 Class A shares.

          8) Due to timing of the year end, 103,840,496 shares of Class A shares were issued to Cornell Capital Partners, but were not outstanding at December 31, 2004. The aggregate shares outstanding at December 31, 2004 reflect this adjustment.

       c) Class B Common Stock

          Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares,

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 11 - COMMON STOCK (CONTINUED)
----------------------

          had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of December 31, 2005, there are 2,204,875 shares issued and 1,670,514 shares outstanding. As of December 31, 2004, there are 2,204,875 shares issued and 1,714,180 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on December 31, 2005, the 1,670,514 outstanding shares of Class B common stock are convertible into 27,385,475,410 shares of Class A common stock.

          For the year ended December 31, 2005, the Company had the following transactions in its Class B Common Stock:

          1) A total of 43,666 Class B shares were converted into 716,000,000 Class A shares.

          For the year ended December 31, 2004, the Company had the following transactions in its Class B Common Stock:

          1) A total of 85,695 Class B shares were converted into 1,405,000,000 Class A shares.


NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

       1999 Stock Option Plan
       ----------------------
       During the year ended December 31, 1999, the Company adopted the Employee Stock Option Plan (the "Plan") in order to attract and retain qualified personnel. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to officers and employees to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of five years. During 1999, 20,000,000 shares were reserved for future issuance under the plan. As of December 31, 2002, 16,559,000 options to purchase shares were granted. A total of 9,000,000 of these granted options were exercised.

       In accordance with the provisions of the plan, it has been concluded that the 1999 Employee Stock Option Plan was to automatically terminate if the plan did not receive ratification and approval by the affirmative vote of the holders of the majority of the Company's outstanding shares of capital stock within 12 months following the plan adoption. Consequently, no such ratification or approval occurred within the permitted time frame. As a result, all remaining issued and outstanding employee options were canceled as of December 31, 2003.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------

       2003 Stock Incentive Plan
       -------------------------
       On November 11, 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). The purpose of the 2003 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

       Under the Plan, the Board of Directors shall have all the powers vested in it by the terms of the Plan to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of awards to be made to each Eligible Participant selected, to determine the time when awards will be granted, when they will vest, when they may be exercised and when they will be paid, to amend awards previously granted and to establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period. The Board shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Board deems necessary or advisable and to interpret same. The Board's interpretation of the Plan, and all actions taken and determinations made by the Board pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company stockholders, any participants in the Plan and any other Eligible Participant of the Company.

       All employees of the Company and all employees of Affiliates shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

       During the year ended December 31, 2004, the Company issued 27,509,564 shares of Class A common stock for legal services related to patent applications valued at $52,978 and 37,931,034 shares of Class A common stock for legal services valued at $110,000. On April 5, 2005, the Company issued 30,000,000 shares of Class A common stock for legal services related to patent applications valued at $13,500.

       On February 1, 2006, the Company terminated the 2003 Plan.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------

       2005 Stock Incentive Plan
       -------------------------
       On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The purpose of the 2005 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

       Under the Plan, the Board of Directors shall have all the powers vested in it by the terms of the Plan to select the Eligible Participants to be granted awards under the Plan, to determine the type, size and terms of awards to be made to each Eligible Participant selected, to determine the time when awards will be granted, when they will vest, when they may be exercised and when they will be paid, to amend awards previously granted and to establish objectives and conditions, if any, for earning awards and whether awards will be paid after the end of the award period. The Board shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan and for the conduct of its business as the Board deems necessary or advisable and to interpret same. The Board's interpretation of the Plan, and all actions taken and determinations made by the Board pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company stockholders, any participants in the Plan and any other Eligible Participant of the Company.

       All employees of the Company and all employees of Affiliates shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

       For the year ended December 31, 2005, no shares were granted under the 2005 Plan.

       The Company did not issue any stock options for the year ended December 31, 2005 and 2004.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------

       Warrants Outstanding
       --------------------
       During the years ending December 31, 2000 and December 2001, the following warrants were issued pursuant to their respective agreements. Unexpired warrants outstanding are as follows as of December 31, 2005:

          Expiration Date                  Exercise Price         Shares
          ----------------                 --------------        --------
          January 9, 2006                     .1045               200,000
          February 27, 2006                   .1406                87,310
          February 28, 2006                   .1458                78,000
          March 13, 2006                      .1221                39,200
          April 30, 2006                      .1323               343,750
          November 14, 2006                   .0470               250,000
                                                                 --------
                                                                  998,260
                                                                 ========

       The following summarizes the warrant transactions:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                              Warrants             Price
                                            ------------       ------------
          Balance, January 1, 2004             6,548,260       $      0.135
            Granted                                   --       $      0.000
            Exercised                                 --       $      0.000
            Expired                              (60,000)      $      0.010
                                            ------------       ------------
          Balance, December 31, 2004           6,488,260       $      0.135
                                            ============       ============

            Granted                                   --       $      0.000
            Exercised                                 --       $      0.000
            Expired                           (5,490,000)      $      0.140
                                            ------------       ------------
          Balance, December 31, 2005             998,260       $      0.107
                                            ============       ============
          Outstanding and Exercisable,
           December 31, 2004                   6,488,260       $      0.135
                                            ============       ============
          Outstanding and Exercisable,
           December 31, 2005                     998,260       $      0.107
                                            ============       ============

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 13 - GOING CONCERN
-----------------------

       The Company has incurred substantial accumulated deficits and has completed the process of spinning out the three operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

       During the year ended December 31, 2005, the Company had been able to raise sufficient working capital through its Equity Line of Credit financing agreement with Cornell Capital Partners, LP to meet its operating requirements at the current level for near future.

       Since the spin off of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. The Company has 9 patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

       The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. As an example, in January 2006, the Company acquired the New York City based Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' 1st product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

       The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

       o On January 6, 2006, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard
          C. Brogle, ("Brogle"), Nina Schwalbe, an individual, ("Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have the Company spin-off Thomas NJ from iVoice. The Company can elect to spin-off Thomas NJ from iVoice anytime after the first anniversary of the merger of Thomas NY into Thomas NJ.

          The following additional documents and/or transactions were completed as part of the Agreement:

          a. The Company purchased $325,000 of Thomas NJ Series B Convertible Preferred Stock ("Series B Preferred Stock"), a $360,000 10% Secured Convertible Debenture issued by Thomas NJ (the "Initial Convertible Debenture") and a $100,000 10% Administrative Service Convertible Debenture ("Administrative Debenture"). The Administrative Debenture was issued by Thomas NJ to compensate the Company for the administrative services that it will provide to Thomas NJ under the Administrative Services Agreement. The purchase of the Series B Preferred Stock and the Initial Convertible Debenture provided working capital to Thomas NJ.

          b. The Company also agreed to purchase an additional debenture in the principal amount of at least $225,000 on or before April 30, 2006 and additional $225,000 of Series B Preferred Stock on or before April 30, 2006. Finally, the Company further agreed that if Thomas NJ generates sales of $1 million in the period beginning on January 1, 2006 and ending on September 30, 2006, then the Company will purchase from Thomas NJ an additional debenture in the principal amount of at least $200,000 on or before December 31, 2006 and an additional $200,000 of Series B Preferred Stock on or before December 31, 2006.

          c. A Security Agreement was executed by the Company and Thomas NJ to secure the obligations of Thomas NJ under the various debentures set forth above.

                           IVOICE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 14 -  SUBSEQUENT EVENTS (CONTINUED)
----------------------------

          d. The Company also entered into a Registration Rights Agreement whereby it agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to register 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

          e. Thomas NJ entered into an Employment Agreement with Farris M. Thomas, Jr. to serve as its President through December 31, 2008 at an annual salary of $72,000 with annual cost of living increases. Additionally, Mr. Thomas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

          f. Thomas NJ entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $60,000 with annual cost of living increases. Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

       o On February 1, 2006, the Company terminated the 2003 Stock Incentive Plan.