Form 10QSB
period 2006-03-31
IVOICE, INC /DE
filed 2006-05-15
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
No par value, outstanding as of May 11, 2006:                 51,659,475
================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006



                                TABLE OF CONTENTS


Page No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet - March 31, 2006        2

                 Condensed Consolidated Statements of Operations - For
                  the three months ended March 31, 2006 and 2005
                  (Reclassified)                                              3

                 Condensed Consolidated Statements of Accumulated
                  Other Comprehensive Income - for the three months
                  ended March 31, 2006                                        4

                 Condensed Consolidated Statement of Cash Flows -
                  For the three months ended March 31, 2006 and
                  2005 (Reclassified)                                       5-6

                 Notes to Condensed Consolidated Financial Statements      7-17

         Item 2. Management's Discussion and Analysis or Plan of
                 Operations                                               18-24

         Item 3. Controls and Procedures                                     25

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders         26

         Item 6. Exhibits                                                    27

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $ 10,447,463
Securities available for sale                                                    622,935
Accounts receivables                                                                 993
Inventory                                                                         76,602
Prepaid expenses and other current assets                                        349,547
                                                                            ------------
        Total current assets                                                  11,497,540
                                                                            ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $198,627              141,282
                                                                            ------------

OTHER ASSETS
Deferred financing costs                                                          42,291
Intangible assets                                                                313,590
Deposits and other assets                                                          8,566
                                                                            ------------
        Total other assets                                                       364,447
                                                                            ------------

TOTAL ASSETS                                                                $ 12,003,269
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                       $  1,173,855
Notes payable                                                                    333,760
Due to related parties                                                            54,687
                                                                            ------------
          Total current liabilities                                            1,562,302
                                                                            ------------

LONG TERM DEBT
Notes payable, net of current portion                                          5,020,000
                                                                            ------------

           Total liabilities                                                   6,582,302
                                                                            ------------

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                 --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  9,994,728,373 shares issued; 9,994,128,373 shares outstanding               24,457,546
Common stock, Class B - no par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,670,514 shares outstanding                           16,705
Accumulated other comprehensive income                                            13,097
Accumulated deficit                                                          (19,037,581)
Treasury stock, 600,000 Class A shares, at cost                                  (28,800)
                                                                            ------------
          Total stockholders' equity                                           5,420,967
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 12,003,269
                                                                            ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              For the three months ended
                                                                      March 31,
                                                        ------------------------------------
                                                              2006                 2005
                                                        ---------------      ---------------
                                                                              (Reclassified)
SALES, net                                              $           993      $          --

COST OF SALES                                                     1,096                 --
                                                        ---------------      ---------------

GROSS LOSS ON SALES                                                (103)                --
                                                        ---------------      ---------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                              35,861                  190
     General and administrative expenses                        558,876               82,663
     Amortization of financing costs                             63,438                 --
     Depreciation and amortization                                6,805                2,827
                                                        ---------------      ---------------
Total selling, general and administrative expenses              664,980               85,680
                                                        ---------------      ---------------

LOSS FROM CONTINUING OPERATIONS                                (665,083)             (85,680)
                                                        ---------------      ---------------

OTHER INCOME\(EXPENSE)
     Other income                                               143,131               44,675
     Interest expense                                          (160,845)              (7,237)
                                                        ---------------      ---------------
Total other income\(expense)                                    (17,714)              37,438
                                                        ---------------      ---------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                       (682,797)             (48,242)

PROVISION FOR INCOME TAXES                                         --                   --
                                                        ---------------      ---------------

NET LOSS FROM
      CONTINUING OPERATIONS                                    (682,797)             (48,242)

LOSS FROM DISCONTINUED OPERATIONS
     Loss from Discontinued Operations                             --               (318,310)
                                                        ---------------      ---------------

NET LOSS APPLICABLE TO COMMON SHARES                    $      (682,797)     $      (366,552)
                                                        ===============      ===============

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS
     Basic and diluted                                  $         (0.00)     $         (0.00)
                                                        ===============      ===============

NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS
     Basic and diluted                                  $         (0.00)     $         (0.00)
                                                        ===============      ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                       9,994,728,373        9,653,268,248
                                                        ===============      ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                        COMPREHENSIVE INCOME (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006



Balance at January 1, 2006                                         $  13,097

Net transactions for the three months ended March 31, 2006              --
                                                                   ---------
Balance at March 31, 2006                                          $  13,097
                                                                   =========


























         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                 ------------------------------
                                                                                                     2006              2005
                                                                                                 ------------      ------------
                                                                                                                  (Reclassified)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss) from continuing operations                                                         $   (682,797)     $    (48,242)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
   Depreciation and amortization of intangibles                                                         6,805             2,827
   Amortization of prepaid finance costs                                                               63,438              --
   Changes in certain assets and liabilities:
       Accounts receivable                                                                               (993)              411
       Inventory                                                                                      (76,602)             --
       Prepaid expenses and other assets                                                              (43,314)            6,368
       Accounts payable and accrued liabilities                                                       177,633           (31,279)
       Deferred revenue                                                                                  --              (9,320)
       Related party accounts                                                                           7,343             9,621
                                                                                                 ------------      ------------
   Total cash (used in) operating activities from continuing operations                              (548,487)          (69,614)
                                                                                                 ------------      ------------

   Net loss from discontinued operations                                                                 --            (318,310)
   Adjustments to reconcile net loss to net cash used in discontinued operations                         --            (121,690)
                                                                                                 ------------      ------------
   Total cash (used in) operating activities from discontinued operations                                --            (440,000)
                                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                  (5,018)             --
   Purchase of intangibles                                                                             (1,000)           (5,540)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd                                                36              --
                                                                                                 ------------      ------------
   Total cash (used in) investing activities from continuing operations                                (5,982)           (5,540)
                                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustment to reconcile total cash provided by financing activities from
       discontinued operations                                                                           --             440,000
                                                                                                 ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            (554,469)          (75,154)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                    11,001,932         6,673,346
                                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $ 10,447,463      $  6,688,192
                                                                                                 ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                              $       --        $       --
                                                                                                 ============      ============
   Income taxes                                                                                  $       --        $       --
                                                                                                 ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2005:
------------------------------------------

a) On January 11, 2005, the Company issued 103,840,499 shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but were not issued until 2005.


Net effect of merger of Thomas Pharmaceuticals, Ltd:

       Cash                                                  $        36
       Property and equipment                                    115,175
       Intangible assets                                          95,411
       Deposits and other assets                                   1,900
       Accounts payable and accrued expenses                    (187,522)
       Notes payable, net of current portion                     (20,000)
       Minority interest in subsidiary stock                      (5,000)
                                                             -----------
       Total                                                 $      --
                                                             ===========




















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto.

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

     On April 24, 2000, the Company entered into an agreement and plan of reorganization with all the stockholders of ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice.com, Inc. The purpose of this transaction was to enable the Company's business to be conducted by a reporting company, as pursuant to the "eligibility rule" adopted by the National Association of Securities Dealers, Inc., or "NASD," only reporting companies may continue to have stock quoted on the OTC Bulletin Board.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     On January 6, 2006, iVoice, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have the Company spin-off Thomas NJ from iVoice. The Company can elect to spin-off Thomas NJ from iVoice anytime after the first anniversary of the merger of Thomas NY into Thomas NJ.

     The book value of $(88,533) of Thomas Pharmaceuticals, Ltd. at the time of the merger consisted of:

          Cash                                                    $      36
          Property and equipment                                    115,175
          Other assets                                                3,778
          Accounts payable & accrued expenses                      (187,522)
          Notes payable                                             (20,000)
                                                                  ---------
          Total                                                   $ (88,533)
                                                                  =========

     Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the three months ending March 31, 2005.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technology, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc. and Thomas Pharmaceuticals Ltd (formerly iVoice Acquisition Corp). On August 5, 2005, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. were distributed to iVoice shareholders through Spin-off transactions. The Statements of Operations and Cash Flows for the three months ended March 31, 2005 have also been reclassified to reflect iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     Start-up Costs
     --------------
     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

     Revenue Recognition
     -------------------
     The Company obtains its income primarily from the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors. Revenues are recorded upon delivery to the outlets and the company generally offers a 1 year return policy for unsold product.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in general and administrative expenses. For the three months ended March 31, 2006 and 2005, the Company incurred $135,692 and $0, respectively, in advertising costs.

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

     Earnings (Loss) Per Share
     -------------------------
     FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

                                                      As of March 31,
                                             -------------------------------
                                                  2006              2005
                                             -------------     -------------
          Basic and Diluted EPS Purposes     9,994,728,373     9,653,268,248
                                             =============     =============

     The company had common stock equivalents of 593,750 and 6,488,260 at March 31, 2006 and 2005, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     Reclassification of financial statements
     ----------------------------------------
     The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the three months ended March 31, 2005 to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net income (loss) for the three months ended March 31, 2006.


NOTE 2 - NOTES PAYABLE

     On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the promissory note to $856,000. On May 24, 2005, the Company assigned to Cornell Capital Partners LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners. On March 31, 2006 the remaining principal balance of the note was $333,760 and $164,621 of accrued interest.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of March 31, 2006, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest of $477,123. The principle balance is classified as long-term due to the fact it is regarded as a balloon payment. The accrued interest associated with the note is classified as a current liability.

     As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory notes due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     As of August 4, 2005, pursuant to the employment agreements between Mr. Mahoney and iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. these subsidiaries have accrued $212,000 deferred compensation due to Mr. Mahoney.

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

     As of March 31, 2006, the remaining outstanding balance owed to Mr. Mahoney amounted to $54,687.


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

     On August 31, 2005, following the reverse merger of Corporate Strategies into Nuwave Technologies, Inc., the Company received 3,750,000 shares of Nuwave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of Nuwave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, so the value was written down by $6,250.

     As of March 31, 2006, the aggregate value of the Securities Available for Sale was $622,935. The gross unrealized gain on marketable securities at March 31, 2006 was $13,097.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 5 - GOODWILL AND INTANGIBLES

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

     On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($88,533), which was recorded as intangible assets.

     Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     All capitalized intangibles have been reviewed for impairment at March 31, 2006. In doing so, management has determined that no write-down for impairment is required.

     At March 31, 2006, intangible assets totaled $313,590 net of accumulated amortization of $4,166.



NOTE 6 - COMMITMENTS AND CONTINGENCIES

     >> The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

     >> On November 15, 2004, the Company amended the employment agreement with Jerome Mahoney and extended the term for an additional five-year period commencing on May 1, 2004. He will serve as the Company's Chairman of the Board, President, Chief Executive Officer and Principal Financial Officer for a term of five years. As consideration, the Company agrees to pay Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

     >> In conjunction with the Spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreements with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 7 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.

     a)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2006, no shares were issued or outstanding.


     b)   Class A Common Stock
          --------------------
          Class A Common Stock consists of the following as of March 31, 2006:
          10,000,000,000 shares of authorized common stock with no par value, 9,994,728,373 shares were issued and 9,994,128,373 shares were outstanding.

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


     c)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with no par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2006, there are 2,204,875 shares issued and 1,670,514 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on March 31, 2006, the 1,670,514 outstanding shares of Class B common stock are convertible into 27,385,475,410 shares of Class A common stock.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 8 - ACQUISTIONS & MERGERS

     On January 6, 2004, the Company completed the merger with Thomas Pharmaceuticals Ltd ("Thomas NY"). As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas Pharmacueticals, Ltd's ("Thomas NJ") Series A Convertible Preferred Stock In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of $(88,533), which was recorded as intangible assets.

     The book value of $(88,533) of Thomas NY at the time of the merger consisted of:

          Cash                                                    $       36
          Property and equipment                                     115,175
          Other assets                                                 3,778
          Accounts payable & accrued expenses                       (187,522)
          Notes payable                                              (20,000)
                                                                  ----------
          Total                                                   $  (88,533)
                                                                  ==========

NOTE 9 - GOING CONCERN

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

     Since the spin off of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. The Company has nine (9) patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

     The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. In January 2006, the Company acquired Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' first product

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

     focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 10 - SUBSEQUENT EVENTS

     On March 21, 2006, the Company entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to: a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code; c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds will be disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. The transaction, which is subject to due diligence and the usual and customary conditions, is expected to close in May 2006.

     On March 30, 2006, the Company announced that it has entered into a Letter of Intent to acquire microMEDIA Imaging Systems, a document imaging and scanning service company whose capabilities include indexing and online document hosting. microMEDIA Imaging Systems is a Long Island based company and has been in operation since 1975 providing document conversion services to the Defense Industry, Publishing, Cosmetics and Banking. The transaction, which is subject to due diligence and the usual and customary conditions, is expected to close in June 2006.

     On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the "Amendment") to effect a one for two hundred reverse stock split (the "Reverse Split"). The Reverse Split took effect on April 27, 2006 and the trading symbol of the Company's Class A Common Stock was changed to "IVOI". All shareholders' holdings were divided by two hundred and the number of issued and outstanding Class A Common Stock shares were reduced from 9,994,728,373 to 49,973,642, plus any additional shares issued as a result of the rounding up of fractional shares created by the Reverse Split. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the Reverse Split were rounded up to one whole share. Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.

     On May 1, 2006, the Company issued 1,685,833 shares of Class A common stock to Jerome Mahoney upon conversion of 20,230 shares of Class B common stock.

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

This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

RECLASSIFICATION OF FINANCIAL STATEMENTS

The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the three months ended March 31, 2005, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net income (loss) for the three months ended March 31, 2005.

PLAN OF OPERATION.

To date, iVoice has incurred substantial losses and does not produce enough cash from operations to cover its operating cash requirements. The Company raises its necessary working capital from financing transactions that include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders.

iVoice has determined that the best way to create shareholder value, separate and apart from the operating performance of iVoice, is by spinning off and distributing shares of its wholly owned subsidiaries in the form of a special dividend to the Company's shareholders. The common stock distributions are part of a broader strategy relating to the transition of iVoice into a company focused on the development and licensing of proprietary technologies.


     DIVIDENDS / SPIN-OFFS:

     >>   Trey Resources:
          ---------------
          In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

     >>   iVoice Technology, Inc.
          -----------------------
          On Sept. 7, 2004, iVoice announced the anticipated distribution to the Company's shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the Company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. iVoice completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to iVoice shareholders in the form of a special dividend in August 2005.

     >>   Deep Field Technologies, Inc.
          -----------------------------
          On Sept. 13, 2004, iVoice announced that it intends to distribute to the Company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. iVoice completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to iVoice shareholders in the form of a special dividend in August 2005.

     >>   Corporate Strategies, Inc.
          --------------------------
          On Sept. 15, 2004, iVoice announced a common stock distribution to shareholders of its entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to the Company's shareholders. iVoice has invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. The foregoing description of this transaction is qualified in its entirety by reference to the Current Report on Form 8-K dated June 25, 2004. The Board of Directors has determined that it will authorize the distribution of the Class A Common Stock of Corporate Strategies through a special distribution of seventy-five percent (75%) of the shares, or 5,625,000 shares that it presently holds and will retain the balance, 1,875,000 shares, for investment. This distribution is pending SEC review and effectiveness of the registration of the shares to be distributed under the Securities Exchange Act of 1933, as amended.

     >>   SpeechSwitch, Inc.
          ------------------
          On November 5, 2004, announced that it intends to distribute to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. iVoice completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to iVoice shareholders in the form of a special dividend in August 2005. The assets that will become part of SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

     PATENTS AND TRADEMARKS:

     To date we have filed twelve patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of these applications, three (3) patents have been awarded.

     >> Our first patent, for our Speech-Enabled Automatic Telephone Dialer, was issued in May 2003. This invention is a speech enabled automatic telephone dialer device system that uses a spoken name that corresponds to the name and telephone number data of computer-based address book programs. The Speech Enabled Name Dialer imports all of the names and telephone numbers from your existing Microsoft Outlook, ACT, Gold Mine or other contact management software and can automatically connect you with anyone you ask for. You simply pick up the phone, tell the Name Dialer the name of the person you want to contact, and the Name Dialer finds the telephone number and dials for you.

     >> Our second patent for our Speech-Enabled Automatic Telephone Dialer without the need for a Private Branch Exchange (PBX) was issued in December 2003. This patent is similar to our first patent however; the PBX requirement is circumvented through the use of software.

     >> Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

     >> The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, and "Product Identifier and Receive Spoken Instructions."

     Licensing of Patents:
     ---------------------
     In March 2004 the Company announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

     GlynnTech Inc. has been involved in the licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) Watergun and the RotoWrench(R), Glynn has successfully licensed or sold more than thirty four patents in the field of containers and packaging. Glynn stated that the speaking product packaging technology could eventually become a widespread method of using many consumer products.

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

ACQUISITIONS & MERGERS:

The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. On January 6, 2006, iVoice, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have the Company spin-off Thomas NJ from iVoice. The Company can elect to spin-off Thomas NJ from iVoice anytime after the first anniversary of the merger of Thomas NY into Thomas NJ. The following additional documents and/or transactions were completed as part of the Agreement:

     a. The Company purchased $325,000 of Thomas NJ Series B Convertible Preferred Stock ("Series B Preferred Stock"), a $360,000 10% Secured Convertible Debenture issued by Thomas NJ (the "Initial Convertible Debenture") and a $100,000 10% Administrative Service Convertible Debenture ("Administrative Debenture"). The Administrative Debenture was issued by Thomas NY to compensate the Company for the administrative services that it will provide to Thomas NY under the Administrative Services Agreement. The purchase of the Series B Preferred Stock and the Initial Convertible Debenture provided working capital to Thomas NJ.

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

     c. A Security Agreement was execute by the Company and Thomas NJ to secure the obligations of Thomas NJ under the various debentures set forth above.

     d. The Company also entered into a Registration Rights Agreement whereby it agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to registered 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock.

     e. Thomas NJ entered into an Employment Agreement with Farris M. Thomas, Jr. to serve as its President through December 31, 2008 at an annual salary of $72,000 with annual cost of living increases. Additionally, Mr. Thomas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.

     f. Thomas NJ entered into an Employment Agreement with John E. Lucas to serve as its Chief Executive Officer through December 31, 2008 at an annual salary of $72,000 with annual cost of living increases. Additionally, Mr. Lucas will receive incentive compensation equal to 2.5% of net sales in excess of $1 million in fiscal 2006 and 2007 and 4% of net sales over $6 million in fiscal 2008.


THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
-------------------------------------------------------------------------------

Upon creation of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. in 2004, iVoice allocated all the sales and expenses of the business to these three subsidiaries. With the successful Spin-off of these subsidiaries on August 4, 2005, the Company reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". In addition, in January 2006, the Company acquired Thomas Pharmaceuticals, which is a start-up company with limited operations prior to the merger. Accordingly, the results of operations for iVoice and its subsidiaries have minimal activity in 2005 and make the comparison to 2006 not meaningful.

Total sales for the three months ended March 31, 2006 and 2005 were $993 and $0, respectively. The sales in 2006 represent initial product sales of the Company's Acid-All product that was introduced in March and is being promoted by the Company's subsidiary, Thomas Pharmaceuticals.

Gross profit for the three months ended March 31, 2006 was a loss of $103 as start up costs exceeded sales for the period.

Total operating expenses for the three months ended March 31, 2006 and 2005, were $664,980 and $85,680, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $258,756 of start-up costs related to the Thomas operations. Of these expenses, $135,692 was for advertising campaigns initiated to introduce the Acid-All products. Other start-up costs include selling and marketing expenses of $35,861 and consulting for product and packaging of $30,538. The remaining costs for the Thomas operations include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $300,120, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies.

Total other income (expense) for the three months ended March 31, 2006 was an expense of $17,714. This total was primarily comprised of $160,845 of accrued interest expense on the Cornell notes and other debt, offset by $110,890 of interest income on the cash accounts and $32,083 of administrative service fees charged to the co-resident spun-off companies. Comparison of the current period to the prior period is not meaningful.

Net loss from continuing operations for the three months ending March 31, 2006 and 2005, were $682,797 and $48,242, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

Net loss from discontinued operations for the three months ended March 31, 2005 was $318,310. The net loss in 2005 represents the operations of the three subsidiaries through August 4, 2005, which was the effective date of the Spin-off. The subsidiaries had been experiencing reduced product sales when compared to 2004 and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

The total net loss for the three months ended March 31, 2006 was $682,797 as compared to the net loss of $366,552 for the three months ended March 31, 2005. The increase in net loss of $316,245 was the result of the factors discussed above.


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

During the years ended December 31, 2005 and 2004, and allowing for the reclassification of Subsidiary accounts in both periods, the Company had incurred net losses from continuing operations of $503,130 and $393,706, respectively, and had cash flow deficiencies from continuing operations of $218,978 and $36,771, respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows internally through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the Company can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.

The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $120,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $50,000, occupancy costs of $10,000, professional fees of $20,000, net interest expenses of $16,500, amortized financing costs of $21,000 and miscellaneous administrative expenses of $2,500. We expect to fund these monthly obligations from cash on hand and from the proceeds received from the Equity Line of Credit, or otherwise from the sale of equity or debt securities. iVoice believes that it has sufficient funds on-hand to fund its operations for at least 24 months.

During the three months ended March 31, 2006, iVoice had a net decrease in cash of $554,469. iVoice's principal sources and uses of funds in the three months ended March 31, 2006 were as follows:

CASH USED BY OPERATING ACTIVITIES. iVoice used $548,487 in cash for continuing operations in the three months ended March 31, 2006, an increase of $478,873 compared to $69,614 in cash used for continuing operations in the three months ending March 31, 2005. The increase in cash used in continuing operations was primarily used to fund the start-up costs for the Thomas merger.

The net cash used by the discontinued operations for the three months ending March 31, 2005 was $440,000. The cash was used to fund the operating losses in the discontinued operations.

CASH USED IN INVESTING ACTIVITIES. iVoice used cash of $5,982 for investing activities in the three months ended March 31, 2006, compared to $5,540 in cash used for investing activities in the three months ended March 31, 2005. The Company upgraded the computers and network for the Thomas operations in 2006. The Company also continues to invest money in the prosecution of the Companies patent portfolios.

CASH USED IN FINANCING ACTIVITIES. The Company had no financing activities from continuing operations in the three months ended March 31, 2006 and 2005.

The net cash provided by financing activities for the discontinued operations was an increase in cash of $440,000 for the three months ending March 31, 2005 compared. The subsidiaries increased their borrowing from Cornell.

Below is a description of iVoice's principal sources of funding:

On May 25, 2004, the Company issued unsecured promissory notes totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, to reduce the outstanding amount owed on the promissory notes. The Company also received a credit of $93,500 against fees based on the accelerated repayment. On May 24, 2005, the Company assigned all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest to Cornell. The notes mature 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At March 31, 2006 the remaining principal balance of the note is $333,760 and $164,621 of accrued interest.

On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of two years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. As of March 31, 2006, the unpaid balance on the secured promissory note is $5,000,000 plus accrued interest of $477,123.

On May 11, 2006, the Company entered into two convertible debentures with Cornell Capital Partners, LP. One Secured Convertible Debenture for the sum of $5,544,110 converted the secured promissory note dated June 15, 2005 with a remaining principal of $5 million and accrued and unpaid interest to date of $544,110. The second Secured Convertible Debenture for the sum of $503,776 converted a promissory note dated May 25, 2004 with a remaining principal balance of $333,760 and accrued and unpaid interest to date of $170,016.

There is no assurance that the future funding, if any, offered by Cornell Capital Partners, LP. in the form of secured convertible debentures will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for iVoice to implement its business plan.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An Annual Meeting of Shareholders was held on March 31, 2006 at the Holiday Inn, 290 Route 37 East, Toms River, New Jersey 08753 at 11:00 a.m., local time.

     (b) Jerome Mahoney and Frank Esser, the two directors of the Company stood for re-election at the Annual Meeting of Shareholders.

     (c) Jerome Mahoney and Frank Esser were reelected as members of the Board of Directors with a vote as indicated beside each of their respective names:

          ----------------------- --------------------- ------------------
          Nominee                 For                   Withheld
          ----------------------- --------------------- ------------------
          Jerome Mahoney          6,721,699,062         106,150,660
          ----------------------- --------------------- ------------------
          Frank Esser             6,725,958,836         101,890,886
          ----------------------- --------------------- ------------------

The following proposals were presented to shareholders at the Annual Meeting of
Shareholders:

     1. To approve the grant of discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million.

     2. To approve the grant of discretionary authority for the Board of Directors to effect the repurchase of sixty percent (60%) of the issued and outstanding Class B Common Stock shares for $1.5 million.

     3. To approve the grant of discretionary authority for the Board of Directors to effect a 1 for 200 reverse split of the Class A Common Stock by amending the Certificate of Incorporation.

     4. To consider and approve the authorization of 10 billion shares of Class A Common Stock.

     5. To consider and approve the authorization of 20 billion shares of Class A Common Stock, only required if Proposal 3 is not approved.

     6. To approve the grant of discretionary authority for the Board of Directors to effect the buyback by the Company of the Class A Common Stock.

     7.   To elect Jerome Mahoney and Frank Esser to the Board of Directors.

     8. To consider and approve the iVoice, Inc. 2005 Stock Incentive Plan (the "2005 Plan").

     9. To ratify our Board of Directors' selection of Bagell Josephs Levine & Company, LLC to audit our financial statements for the fiscal year ending December 31, 2005.

     10. To approve the grant of discretionary authority for the Board of Directors to file an amendment to our Certificate of Incorporation to change our name to ARX Emerge, Inc.

The resulting vote of the proposals listed above was:

     ------------ ------------------- ------------------ ----------------
     Proposal     Voted For           Voted Against      Abstained
     ------------ ------------------- ------------------ ----------------
     1            1,098,479,188       154,474,387        8,538,715
     ------------ ------------------- ------------------ ----------------
     2            1,075,561,859       150,514,908        35,415,523
     ------------ ------------------- ------------------ ----------------
     3            5,917,941,988       846,629,692        63,278,040
     ------------ ------------------- ------------------ ----------------
     4            729,168,796         502,388,311        29,935,183
     ------------ ------------------- ------------------ ----------------
     5            662,930,870         566,141,425        32,419,995
     ------------ ------------------- ------------------ ----------------
     6            1,091,971,753       120,704,392        48,816,145
     ------------ ------------------- ------------------ ----------------
     8            863,029,839         296,251,142        102,211,309
     ------------ ------------------- ------------------ ----------------
     9            6,622,712,949       80,650,368         124,486,397
     ------------ ------------------- ------------------ ----------------
     10           6,205,949,328       498,569,091        123,331,302
     ------------ ------------------- ------------------ ----------------


ITEM 6. EXHIBITS

10.1 Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual.

10.2 Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000.

10.3 Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc.

10.4 Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation.

10.5 Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual.

10.6 Investors Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation.

10.7 Escrow Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, and Meritz & Muenz LLP.

10.8 Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000.

10.9 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas.

10.10 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr.

31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
        Section 906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney                                    Date: May 15, 2006
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

10.1 Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual.

10.2 Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000.

10.3 Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc.

10.4 Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation.

10.5 Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual.

10.6 Investors Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation.

10.7 Escrow Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, and Meritz & Muenz LLP.

10.8 Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000.

10.9 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas.

10.10 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr.

31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
        Section 906 of the Sarbanes-Oxley Act Of 2002