Form 10QSB
period 2006-06-30
IVOICE, INC /DE
filed 2006-08-14
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
No par value, outstanding as of August 11, 2006:                 55,977,299
================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet - June 30, 2006         2

                 Condensed Consolidated Statements of Operations - For
                  the six months and three months ended June 30, 2006
                  and 2005 (Reclassified)                                     3

                 Condensed Consolidated Statements of Accumulated
                  Other Comprehensive Income (Loss) - for the six
                  months ended June 30, 2006                                  4

                 Condensed Consolidated Statement of Cash Flows -
                  For the six months ended June 30, 2006 and
                  2005 (Reclassified)                                       5-6

                 Notes to Condensed Consolidated Financial Statements      7-18

         Item 2. Management's Discussion and Analysis or Plan of
                 Operations                                               19-28

         Item 3. Controls and Procedures                                     29

PART II. OTHER INFORMATION

         Item 6. Exhibits                                                    30

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2006

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $ 11,193,744
Securities available for sale                                                         468,108
Accounts receivables, net of allowance for product returns of $49,804                    --
Inventory                                                                             104,333
Prepaid expenses and other current assets                                             319,823
                                                                                 ------------
        Total current assets                                                       12,086,008
                                                                                 ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $207,499                   135,024
                                                                                 ------------
OTHER ASSETS
Deferred financing costs                                                              159,271
Intangible assets                                                                     323,084
Deposits and other assets                                                               8,642
                                                                                 ------------
        Total other assets                                                            490,997
                                                                                 ------------

TOTAL ASSETS                                                                     $ 12,712,029
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                            $    528,549
Warrant liability                                                                   1,762,741
Due to related parties                                                                 66,986
                                                                                 ------------
          Total current liabilities                                                 2,358,276
                                                                                 ------------

LONG TERM DEBT
Convertible debenture payables, net of discount of $6,620,241                         636,759
Derivative liability on convertible debentures                                      6,617,510
Notes payable, net of current portion                                                  20,000
                                                                                 ------------
          Total long term debt                                                      7,274,269
                                                                                 ------------

          Total liabilities                                                         9,632,545
                                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                      --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  53,665,484 shares issued; 53,662,484 shares outstanding 24,583,694
Common stock, Class B - $.01 par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,644,310 shares outstanding                                16,443
Additional paid-in capital                                                             38,617
Accumulated other comprehensive income                                               (141,730)
Accumulated deficit                                                               (21,388,740)
Treasury stock, 3,000 Class A shares, at cost                                         (28,800)
                                                                                 ------------
          Total stockholders' equity                                                3,079,484
                                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 12,712,029
                                                                                 ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           For the six months ended           For the three months ended
                                                                   June 30,                            June 30,
                                                        ------------------------------      ------------------------------
                                                            2006              2005              2006              2005
                                                        ------------      ------------      ------------      ------------
                                                                         (Reclassified)                      (Reclassified)
SALES, net                                              $     51,917      $      8,749      $     50,924      $      8,749

COST OF SALES                                                 27,331               627            26,235               627
                                                        ------------      ------------      ------------      ------------

GROSS PROFIT                                                  24,586             8,122            24,689             8,122
                                                        ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                          101,924              --              66,063              --
     General and administrative expenses                   1,075,432           141,004           516,556            58,151
     Amortization of financing costs                         120,208              --              56,770              --
     Depreciation and amortization                            13,959             5,654             7,154             2,827
                                                        ------------      ------------      ------------      ------------
Total selling, general and administrative expenses         1,311,523           146,658           646,543            60,978
                                                        ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                           (1,286,937)         (138,536)         (621,854)          (52,856)
                                                        ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
     Other income                                            372,805           104,643           229,674            59,968
     Gain on revaluation of derivatives                    1,225,791              --           1,225,791              --
     Amortization of discount on debt conversion            (287,837)             --            (287,837)             --
     Write-off of financing costs                         (2,751,581)          (21,145)       (2,751,581)          (21,145)
     Interest expense                                       (306,197)          (43,272)         (145,352)          (36,035)
                                                        ------------      ------------      ------------      ------------
Total other income\(expense)                              (1,747,019)           40,226        (1,729,305)            2,788
                                                        ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES (3,033,956)                         (98,310)       (2,351,159)          (50,068)

PROVISION FOR INCOME TAXES                                      --                --                --                --
                                                        ------------      ------------      ------------      ------------

NET LOSS FROM
      CONTINUING OPERATIONS                               (3,033,956)          (98,310)       (2,351,159)          (50,068)

LOSS FROM DISCONTINUED OPERATIONS
     Loss from Discontinued Operations                          --            (610,135)             --            (291,825)
                                                        ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                    $ (3,033,956)     $   (708,445)     $ (2,351,159)     $   (341,893)
                                                        ============      ============      ============      ============

NET LOSS PER COMMON SHARE - CONTINUING OPERATIONS
     Basic and diluted                                  $      (0.06)     $      (0.00)     $      (0.05)     $      (0.00)
                                                        ============      ============      ============      ============

NET LOSS PER COMMON SHARE - DISCONTINUED OPERATIONS
     Basic and diluted                                  $      (0.00)     $      (0.01)     $      (0.00)     $      (0.01)
                                                        ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                    50,909,087        49,057,136        51,833,905        49,415,752
                                                        ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           IVOICE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006



Balance at January 1, 2006                                     $     13,097

Net unrealized loss for the six months ended June 30, 2006         (154,827)
                                                               ------------
Balance at June 30, 2006                                       $   (141,730)
                                                               ============

































              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           For the six months ended
                                                                                                   June 30,
                                                                                        ------------------------------
                                                                                            2006               2005
                                                                                        ------------      ------------
                                                                                                         (Reclassified)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net  (loss) from continuing operations                                               $ (3,033,956)     $    (98,310)
   Adjustments to reconcile net loss to net cash  (used in) operating activities:
   Depreciation and amortization of intangibles                                               13,959             5,654
   Amortization of prepaid finance costs                                                     120,208              --
   Amortization of discount on debt conversion                                               287,837              --
   Provision for product returns                                                              49,804              --
   Receipt of marketable securities in settlement of receivables                                --             (64,890)
   Issuance of common stock for services                                                      85,000            13,500
   Gain on revaluation of derivatives                                                     (1,225,791)             --
   Write off of financing fees                                                             2,751,581              --
   Changes in certain assets and liabilities:
       Accounts receivable                                                                   (49,804)              411
       Inventory                                                                            (104,333)             --
       Prepaid expenses and other assets                                                     (93,666)           10,047
       Accounts payable and accrued liabilities                                              246,453            (2,285)
       Deferred revenue                                                                         --              (9,320)
       Related party accounts                                                                 19,642            20,605
                                                                                        ------------      ------------
   Total cash (used in) operating activities from continuing operations                     (933,066)         (124,588)
                                                                                        ------------      ------------

   Net loss from discontinued operations                                                        --            (610,135)
   Adjustments to reconcile net loss to net cash used in discontinued operations                --             170,135
                                                                                        ------------      ------------
   Total cash (used in) operating activities from discontinued operations                       --            (440,000)
                                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (5,633)             --
   Net proceeds from sales of marketable securities                                             --             500,000
   Purchase of intangibles                                                                   (10,775)          (20,520)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd                                       36              --
                                                                                        ------------      ------------
   Total cash provided by (used in) investing activities from continuing operations          (16,372)          479,480
                                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Prepaid offering and debt issue costs                                                    (108,750)         (507,500)
   Gross proceeds from debt financing                                                      1,250,000         5,000,000
   Repayments of debt financing                                                                 --            (522,740)
                                                                                        ------------      ------------
   Total cash provided by (used in) financing activities from continuing operations        1,141,250         3,969,760
                                                                                        ------------      ------------
   Adjustment to reconcile total cash provided by financing activities from
       discontinued operations                                                                  --             440,000
                                                                                        ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    191,812         4,324,652
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                           11,001,932         6,763,346
                                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $ 11,193,744      $ 11,087,998
                                                                                        ============      ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                     $       --        $       --
                                                                                        ============      ============
   Income taxes                                                                         $       --        $       --
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

                          IVOICE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2006:

a) On May 30, 2006, the Company issued 504,765 restricted shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $40,886.

b) On June 7, 2005, the Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

c) On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd. The net effect on cash flows is as follows:

      Cash                                      $         36
      Property and equipment                         115,175
      Intangible assets                               95,411
      Deposits and other assets                        1,900
      Accounts payable and accrued expenses         (187,522)
      Notes payable, net of current portion          (20,000)
      Minority interest in subsidiary stock           (5,000)
                                                ------------
      Total                                     $       --
                                                ============

d) During the six months ended June 30, 2006, the Company converted 26,204 shares of Class B Common into 2,183,725 shares of Class A Common, pursuant to the provisions of Class B common stock.

For the six months ended June 30, 2005:
---------------------------------------

a) On January 11, 2005, the Company issued 519,202 (103,840,499 pre reverse split) shares of Class A common stock to Cornell Capital Partners that were due for repayment of principal on outstanding notes payable at December 31, 2004, but were not issued until 2005.

b) On April 5, 2005, the Company issued 150,000 (30,000,000 pre reverse split) shares of Class A common stock for legal services related to the application for patents valued at $13,500.













              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

      In May 2005, we formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary would be used in the future for an acquisition made by us.

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

      The book value ($93,533) of Thomas Pharmaceuticals, Ltd. at the time of the merger consisted of:

          Cash                                      $         36
          Property and equipment                         115,175
          Other assets                                     3,778
          Accounts payable & accrued expenses           (187,522)
          Notes payable                                  (20,000)
          Minority interest in subsidiary stock           (5,000)
                                                    ------------
          Total                                     $    (93,533)
                                                    ============

      Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the six months ending June 30, 2005.

      On March 6, 2006, we announced that we had formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey. This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing asset of ours similar to the recent spin-offs of Trey Resources, iVoice Technology, Deep Field and SpeechSwitch.

      On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the "Amendment") to effect a one for two hundred reverse stock split (the "Reverse Split"). The Reverse Split took effect on April 27, 2006 and the trading symbol of our Class A Common Stock was changed to "IVOI". All shareholders' holdings were divided by two hundred and the number of issued and outstanding Class A Common Stock shares were reduced from 9,994,728,373 to 49,973,642, plus any additional shares issued as a result of the rounding up of fractional shares created by the Reverse Split. The Amendment provided for

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

      the issuance of no fractional shares, but instead, all fractional shares created by the Reverse Split were rounded up to one whole share. Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.

      The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

      Principles of Consolidation
      ---------------------------
      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries iVoice Technology, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc., Thomas Pharmaceuticals Ltd (formerly iVoice Acquisition Corp) and iVoice Innovations Inc. On August 5, 2005, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. were distributed to iVoice shareholders through Spin-off transactions. The Statements of Operations and Cash Flows for the six months and three months ended June 30, 2005 have also been reclassified to reflect iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

      Start-up Costs
      --------------
      In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

      Revenue Recognition
      -------------------
      The Company obtains its income primarily from the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors. Revenues are recorded upon delivery to the outlets and the company generally offers an open return policy for unsold product.

      Product Returns
      ---------------
      Because of the short operating history related to the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors, the Company cannot estimate the amount for a provision for product returns. Therefore the provision was based on the balance of all open receivables at the end of the period.

      Advertising Costs
      -----------------
      Advertising costs are expensed as incurred and are included in general and administrative expenses. For the six months ended June 30, 2006 and 2005, the Company incurred $224,737 and $0, respectively, in advertising costs.

      Marketable Securities
      ---------------------
      The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated Other Comprehensive Income (Loss)".

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

                                              For the six month ended      For the three month ended
                                                     June 30,                      June 30,
                                             -------------------------     -------------------------
                                                2006           2005           2006           2005
                                             ----------     ----------     ----------     ----------
          Basic and Diluted EPS Purposes     50,909,087     49,057,136     51,833,905     49,415,752
                                             ==========     ==========     ==========     ==========

      The Company had common stock equivalents of 167,025,083 and 27,450 (post reverse split) at June 30, 2006 and 2005, respectively.

      Reclassification of financial statements
      ----------------------------------------
      The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the six months and three months ended June 30, 2005 to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net income (loss) for the six months or three months ended June 30, 2005.


      Derivative Liabilities
      ----------------------
      During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended June 30, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

NOTE 2  - NOTES PAYABLE

      On May 11, 2006 we issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004. As of June 30, 2006 the remaining principal balance of the convertible debenture was $503,776 and $5,248 of accrued interest.

      On May 11, 2006 we issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005. As of June 30, 2006, the unpaid balance on the secured convertible debenture is $5,544,100 plus accrued interest of $57,751.

      On May 25, 2006, we issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell. On May 30, 2006, we issued 504,765 restricted shares of Class A common stock as repayment of principal of $40,886. As of June 30, 2006, the unpaid balance on the secured convertible debenture is $1,209,114 plus accrued interest of $9,111.

      The aggregate principal value of these three debentures in $7,257,000 and is recorded as long term as there are no current obligations under the agreements. This amount is shown net of the unamortized portion of the discount on conversion of $6,620,241. This discount is being amortized over the life of the debenture and is being recorded as a charge to Amortization of discount on debt conversion on the statement of operations.

      We can redeem a portion or all amounts outstanding under the Cornell Debentures at any time upon three business days advanced written notice. We shall pay 20% redemption premium on the principal amount being redeemed.

      As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of June 30, 2006, the unpaid balance on the promissory note is $20,000 plus accrued interest of $1,466.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

      On August 13, 2002, the board of directors approved amendments to the Promissory Note payable to Mr. Mahoney for monies loaned to the Company from the proceeds of stock sales of personal holdings of iVoice Class A common stock, unpaid compensation, income taxes incurred from the sale of Company stock and unreimbursed expenses. The change allows for the conversion of amounts due under the Promissory Note into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

      On October 14, 2002, Mr. Mahoney converted $1,504,875 of the amounts owed to him into 1,504,875 shares of Class B common stock.

      As of August 4, 2005, the outstanding balance owed to Mr. Mahoney was $605,295. Effective with the Spin-off of the three subsidiaries, an aggregate of $570,000 was transferred to the three subsidiaries immediately prior to the Spin-off.

      As of June 30, 2006, the remaining outstanding balance owed to Mr. Mahoney amounted to $66,986.

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

      On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

      $250,000 for our Corporate Strategies stock, so the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp.

      As of June 30, 2006, the aggregate value of the Securities Available for Sale was $468,108. The gross unrealized loss on marketable securities at June 30, 2006 was $141,730.

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

      On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock. In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets.

      Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

      All capitalized intangibles have been reviewed for impairment at June 30, 2006. In doing so, management has determined that no write-down for impairment is required.

      At June 30, 2006, intangible assets totaled $323,084 net of accumulated amortization of $4,418.

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

  >> In conjunction with the Spin-off, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreements with iVoice. The administrative services

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

      agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

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

      a)  Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2006, no shares were issued or outstanding.

      b)  Class A Common Stock
          --------------------
          Following the reverse split on April 27, 2006, the Class A Common Stock consists of the following: 10,000,000,000 shares of authorized common stock with no par value, 49,976,994 shares were issued and 49,973,994 shares were outstanding.

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

          For the six months ending June 30, 2006, the company had the following transactions in its Class A common stock:

          >> The Company issued 504,765 restricted shares of Class A common stock to Cornell Capital

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

              Partners as repayment of principal on an outstanding convertible debenture, valued at $40,886.

          >> The Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

          >> The Company issued 2,183,725 shares of Class A common stock for conversion of 26,204 shares of Class B common stock for Mr. Mahoney, pursuant to the provisions of the Class B common stock.

          As of June 30, 2006, there are 53,665,484 shares issued and 53,662,484 shares outstanding.


      c)  Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2006, there are 2,204,875 shares issued and 1,644,310 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on June 30, 2006, the 1,644,310 outstanding shares of Class B common stock are convertible into 137,025,833 shares of Class A common stock.

          For the six months ending June 30, 2006, the company had the following transactions in its Class B common stock:

          >> The Company issued 2,183,725 shares of Class A common stock for conversion of 26,204 shares of Class B common stock for Mr. Mahoney, pursuant to the provisions of the Class B common stock.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

NOTE 8 - ACQUISTIONS & MERGERS

      On January 6, 2004, the Company completed the merger with Thomas Pharmaceuticals Ltd ("Thomas NY"). As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas Pharmaceuticals, Ltd. ("Thomas NJ") Series A Convertible Preferred Stock. In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets.

      The book value ($93,533) of Thomas NY at the time of the merger consisted of:

          Cash                                    $         36
          Property and equipment                       115,175
          Other assets                                   3,778
          Accounts payable & accrued expenses         (187,522)
          Notes payable                                (20,000)
                                                  ------------
          Total                                   $    (93,533)
                                                  ============

NOTE 9 - SUBSEQUENT EVENTS

      On March 21, 2006, the Company entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to: a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code;
      c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds will be disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. On July 28, 2006, we concluded the sale of the patents to Lamson Holdings LLC for the net proceeds of $136,000. The net proceeds will be used to pay down a portion of the Cornell Debentures.

      In June 2006, we announced additional plans to enter the alternative energy sector. We are currently in final negotiations to acquire a company that will own the rights to biodiesel technology, the fastest growing alternative fuel in America. We will hold a majority interest in the new venture permitting us to consolidate the performance of these operations for financial reporting purposes. In July 2006, we announced that we had entered into an Option Agreement to acquire four acres of land in Hanover County, Virginia, approximately 20 miles from Richmond, Virginia, together with all improvements, easements, water rights, mineral rights and other structures for a total cost of $800,000.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

      On July 7, 2006, the Company issued 2,314,815 shares of Class A common stock to Cornell Capital as repayment of principal on the Cornell Secured Convertible Debentures.

      On August 9, 2006, iVoice, Inc. entered into a Stock Purchase Agreement by and among Thomas Pharmaceutical Acquisition Corp ("TPA"), a Delaware corporation and Thomas Pharmaceuticals, Ltd ("TPL"), a New Jersey corporation, a wholly owned subsidiary of iVoice, Inc., whereby TPA agreed to purchase all the TPL securities held by iVoice. These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures and Administrative Service Convertible Debenture for $1,235,100, plus a 25% premium and accrued interest and interest and dividends accrued under the terms of such securities through the Closing Date. The closing will occur when TPA secures financing to consummate the transaction. However, iVoice may terminate this Stock Purchase Agreement should this transaction not be completed by October 31, 2006.

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

RECLASSIFICATION OF FINANCIAL STATEMENTS

     The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the six months and three months ended June 30, 2005, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net income (loss) for the six-month or three-month periods ended June 30, 2005

PLAN OF OPERATION.

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


      DIVIDENDS / SPIN-OFFS:

      >>  Trey Resources:
          --------------
          In February 2004, our shareholders received one share of Trey Resources for every 1,793 of our shares held by such shareholder. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

      >>  iVoice Technology, Inc.
          -----------------------
          On Sept. 7, 2004, iVoice announced the distribution to the Company's shareholders of all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the Company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. iVoice completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to iVoice shareholders in the form of a special dividend in August 2005.

      >>  Deep Field Technologies, Inc.
          -----------------------------
          On Sept. 13, 2004, iVoice announced the distribution to the Company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. iVoice completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to iVoice shareholders in the form of a special dividend in August 2005.

      >>  Emerge Capital Corp (f/k/a Corporate Strategies, Inc.)
          ------------------------------------------------------
          On September 15, 2004, we announced a common stock distribution of our entire holdings of 7.5 million Class A common stock shares of Corporate Strategies, Inc. to our shareholders. We had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A common stock and a $500,000 5% secured convertible debenture, which was assigned to Cornell Capital Partners LP in May 2005, with compensation equal to the full principal balance and accrued interest of the debenture. Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. Corporate Strategies recorded sales in excess of $1.7 million in 2003 and pre-tax income in excess of $130,000. On August 31, 2005, Corporate Strategies merged with NuWave Technologies Inc and concurrent with the merger Corporate Strategies recalled their 7.5 million shares and reissued 3.75 million shares of NuWave Technologies. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp. The Board of Directors has authorized the distribution of the Class A Common Stock of Emerge Capital Corp through a special distribution of seventy-five percent (75%) of the shares, or 2,812,500 shares that it presently holds and will retain the balance, 937,500 shares, for investment. This distribution is pending SEC review and effectiveness of the registration of the shares to be distributed under the Securities Act. We have not set a record date with respect to the distribution of our shares of Emerge Capital Corp common stock (the "EMCG Shares"). We will distribute the EMCG Shares once the registration statement for the EMCG Shares, which was filed by Emerge Capital Corp. with the SEC on June 26, 2006, is declared effective. Once such registration statement is declared effective by the SEC, we will set a record date for the distribution of the EMCG Shares. Consequently, those investors who purchase our securities which are being offered pursuant to this prospectus prior to the effective date will hold an ownership interest in Emerge Capital Corp and its business operations.

      >>  SpeechSwitch, Inc.
          ------------------
          On November 5, 2004, announced the distribution to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. iVoice completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to iVoice shareholders in the form of a special dividend in August 2005. The assets that will become part of SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

          Trey Resources, Inc., iVoice Technology, Inc., Deep Fields Technologies, Inc. and SpeechSwitch, Inc. have all been spun off from us, are no longer our subsidiaries and are all currently independent stand-alone companies. Investors will not hold an ownership interest in any of these companies.

      PATENTS AND TRADEMARKS:

          To date we have filed thirteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patents applications we have filed, three (3) patents have been awarded.

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

      >> Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

      >> The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container" which is also filed international, "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" which is also filed international, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling and with Advertising and/or News Message".

          Following the formation of SpeechSwitch, Inc. in November 2004, we transferred our legal rights to four of the Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc. Upon the conclusion of the spin-off of SpeechSwitch, Inc on August 5, 2005, we no longer maintained any rights to or control over these four patents.

      Licensing of Patents:
      ---------------------

          In March 2004, we announced that we had entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

          GlynnTech Inc. has been involved in the licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) Watergun and the RotoWrench(R), Glynn has successfully licensed or sold more than thirty four patents in the field of containers and packaging. Glynn stated that the speaking product packaging could eventually become a widespread method of using many consumer products.

          Our commitment to innovative technology continues to help customers meet their client requirements. We believe GlynnTech can help us unlock the potential of the pending applications.

          We have filed a number of patent applications that relate to wirelessly loaded product containers, including prescription medicine containers and OTC medicine containers. This product packaging contains wirelessly downloaded instructions and warnings for subsequent audio playback by users. It is anticipated that these inventions would enable sight-impaired users to avoid the need to read instructions and product warnings. In the long term, it is believed that broad acceptance of this technology would enable anyone to simply press a button on a package and hear instructions.

          On March 21, 2006, we entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to: a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code; c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds will be disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. On July 28, 2006, we concluded the sale of the patents to Lamson Holdings LLC for the net proceeds of $136,000. The net proceeds will be used to pay down a portion of the Cornell Debentures.

      ACQUISITIONS & MERGERS:

          We also continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. On January 6, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), our wholly owned subsidiary, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"),

          Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Thomas Shareholders"). Under the terms of the Agreement, Thomas NY merged into our wholly owned subsidiary, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have us spin-off Thomas NJ. We can elect to spin-off Thomas NJ anytime after the first anniversary of the merger of Thomas NY into Thomas NJ. The following additional documents and/or transactions were completed as part of the Agreement:

          We purchased $325,000 of Thomas NJ Series B Convertible Preferred Stock ("Series B Preferred Stock"), a $360,000 10% Secured Convertible Debenture issued by Thomas NJ (the "Initial Convertible Debenture") and a $100,000 10% Administrative Service Convertible Debenture ("Administrative Debenture"). The Administrative Debenture was issued by Thomas NJ to compensate us for the administrative services that we will provide to Thomas NJ under the Administrative Services Agreement. The purchase of the Series B Preferred Stock and the Initial Convertible Debenture provided working capital to Thomas NJ.

          We also agreed to purchase an additional debenture in the principal amount of at least $225,000 on or before April 30, 2006 and additional $225,000 of Series B Preferred Stock on or before April 30, 2006. Finally, we further agreed that if Thomas NJ generates sales of $1 million in the period beginning on January 1, 2006 and ending on September 30, 2006, then we will purchase from Thomas NJ an additional debenture in the principal amount of at least $200,000 on or before December 31, 2006 and an additional $200,000 of Series B Preferred Stock on or before December 31, 2006.

          We executed a Security Agreement with Thomas NJ to secure the obligations of Thomas NJ under the various debentures set forth above.

          We also entered into a Registration Rights Agreement whereby we agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to register 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. It is the intent of the Company to spin off this subsidiary in the future if there is interest in the marketplace for this type of publicly held company.

          The success of Thomas Pharmaceuticals in the marketplace will depend on the marketing and acceptance of the Acid-All products by the consumers. As an example, early product orders from Walgreens and Rite Aid indicate that the Acid-All product is being stocked in some major chain drug stores and is being sold to the consumers. The Company expects to continue to show increased sales from the Acid-All products in the coming quarters. In addition, Thomas recently announced the introduction of additional product lines at a national conference for Chain Drug Stores in San Diego, CA, which should enhance their image in the marketplace.

          In June 2006, the Company announced additional plans to enter the alternative energy sector. The Company is currently in final negotiations to acquire a company that will own the rights to biodiesel technology, the fastest growing alternative fuel in America. iVoice will hold a majority interest in the new venture permitting it to consolidate the performance of these operations for financial reporting purposes. In July 2006, the Company announced that it had entered into an Option Agreement to acquire four acres of land in Hanover County, Virginia, approximately 20 miles from Richmond, Virginia, together with all improvements, easements, water rights, mineral rights and other structures for a total cost of $800,000. The Company plans to use the location as the site of a proposed new biodiesel facility.

          The Company plans to immediately commence a study to determine the scope and feasibility of the project. Upon completion of the study, engineering, design and permitting issues will be assessed in order to facilitate completion. The facility is also subject to regulatory permitting for use of producing biodiesel at the facility. The Company is currently in discussions with potential partners, who could share in the development costs and provide additional expertise.

          We may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the our condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we, in all likelihood, will have the ability to effect only a single business acquisition at one time.

          We do not have any other plans, proposals or arrangements with respect to future acquisitions.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
-------------------------------------------------------------------------

     Upon creation of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. in 2004, we allocated all the sales and expenses of the business to these three subsidiaries. With the successful Spin-off of these subsidiaries on August 4, 2005, we reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". In addition, in January 2006, we acquired Thomas Pharmaceuticals, which is a start-up company with limited operations prior to the merger. Accordingly, our results of operations had minimal activity in 2005 which makes the comparison to 2006 not meaningful.

     Total sales for the six months ended June 30, 2006 and 2005 were $51,917 and $8,749, respectively. The sales in 2006 represent initial product sales of our Acid-All product that was introduced in March and is being promoted by our subsidiary, Thomas Pharmaceuticals. The sales in 2005 represent deferred maintenance contracts that were not allocated to the three spun-off subsidiaries.

     Cost of sales for the six months ended June 30, 2006 and 2005 were $27,331 and $627, respectively. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments. The cost of sales in 2005 represents the remaining costs that were not allocated to the three spun-off subsidiaries.

     Total operating expenses for the six months ended June 30, 2006 and 2005, were $1,311,523 and $146,658, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $630,746 of costs related to the Thomas operations. Of these expenses, $224,737 was for advertising campaigns initiated to introduce the Acid-All products. Other costs include selling and marketing expenses of $101,924, consulting for product and packaging of $63,264 and $49,804 provision for product returns. The remaining costs include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $582,694, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies. The 2006 amounts also include amortization of financing costs of $120,208, which is being written off over the balance of the term of the Cornell debentures.

     Total other income (expense) for the six months ended June 30, 2006 was an expense of $1,747,019. This total was primarily comprised of $2,751,581 of financing costs for the warrants issued to Cornell as part of the refinancing of the business. This total also includes the amortization of the discount on debt conversion of $287,837, interest expense of $306,197 on the Cornell debentures and related party loans. These amounts were offset by $233,312 of interest income on the cash accounts and $1,225,791 gain on revaluation of the derivatives and $64,165 of administrative service fees charged to the spun-off companies. Comparison of the current period to the prior period is not meaningful.

     Net loss from continuing operations for the six months ending June 30, 2006 and 2005, was $3,033,956 and $98,310, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

     Net loss from discontinued operations for the six months ended June 30, 2005 was $610,135. The subsidiaries had been experiencing reduced product sales and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

     The total net loss for the six months ended June 30, 2006 was $3,033,956 as compared to the net loss of $708,445 for the six months ended June 30, 2005. The increase in net loss of $2,325,511 was the result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
-----------------------------------------------------------------------------

     Upon creation of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. in 2004, we allocated all the sales and expenses of the business to these three subsidiaries. With the successful Spin-off of these subsidiaries on August 4, 2005, we reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". In addition, in January 2006, we acquired Thomas Pharmaceuticals, which is a start-up company with limited operations prior to the merger. Accordingly, our results of operations had minimal activity in 2005 which makes the comparison to 2006 not meaningful.

     Total sales for the three months ended June 30, 2006 and 2005 were $50,924 and $8,749, respectively. The sales in 2006 represent initial product sales of our Acid-All product that was introduced in March and is being promoted by our subsidiary, Thomas Pharmaceuticals. The sales in 2005 represent deferred maintenance contracts that were not allocated to the three spun-off subsidiaries.

     Cost of sales for the three months ended June 30, 2006 and 2005 were $26,235 and $627, respectively. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments. The cost of sales in 2005 represents the remaining costs that were not allocated to the three spun-off subsidiaries.

     Total operating expenses for the three months ended June 30, 2006 and 2005, were $646,543 and $60,978, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $320,499 of costs related to the Thomas operations. Of these expenses, $89,045 was for advertising campaigns initiated to introduce the Acid-All products. Other costs include selling and marketing expenses of $66,064, consulting for product and packaging of $25,728 and $49,804 provision for product returns. The remaining costs include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $278,809, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies. The 2006 amounts also include amortization of financing costs of $56,770, which is being written off over the balance of the term of the Cornell debentures.

     Total other income (expense) for the three months ended June 30, 2006 was an expense of $1,729,305. This total was primarily comprised of $2,751,581 of financing costs for the warrants issued to Cornell as part of the refinancing of the business. This total also includes the amortization of the discount on debt conversion of $287,837, interest expense of $145,352 on the Cornell debentures and related party loans. These amounts were offset by $122,422 of interest income on the cash accounts and $1,225,791 gain on revaluation of the derivatives and $32,083 of administrative service fees charged to the spun-off companies. Comparison of the current period to the prior period is not meaningful.

     Net loss from continuing operations for the three months ending June 30, 2006 and 2005, was $2,351,159 and $50,068, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

     Net loss from discontinued operations for the three months ended June 30, 2005 was $291,825. The subsidiaries had been experiencing reduced product sales and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

     The total net loss for the three months ended June 30, 2006 was $2,351,159 as compared to the net loss of $341,893 for the three months ended June 30, 2005. The increase in net loss of $2,009,266 was the result of the factors discussed above.

EMPLOYEES
---------

     As of June 30, 2006, we had 3 full time employees, 1 part time employee and 1 part time consultant for a total of 5 individuals. 2 of the full time employees work out of the New York City office of our subsidiary, Thomas Pharmaceuticals. The remaining individuals work out of the Matawan office.

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

     During the years ended December 31, 2005 and 2004, and allowing for the reclassification of Subsidiary accounts in both periods, the Company had incurred net losses from continuing operations of $503,130 and $393,706, respectively, and had cash flow deficiencies from continuing operations of $218,978 and $36,771, respectively. These matters had raised substantial doubt about iVoice's ability to generate cash flows internally through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. iVoice's primary need for cash is to fund its ongoing operations until such time that the Company can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations.

     The primary source of financing for iVoice has been through the issuance of common stock and debt that is convertible into common stock of the Company. iVoice's primary need for cash is to fund its ongoing operations until such time that the sale of products generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. iVoice anticipates that its operations will require at least $200,000 in cash per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $90,000, occupancy costs of $15,000, professional fees of $40,000, advertising $30,000, net interest expenses of $16,500 and miscellaneous administrative expenses of $9,500. We expect to fund these monthly obligations from cash on hand and from future financings with Cornell Capital. iVoice believes that it has sufficient funds on-hand to fund its operations for at least 24 months.

DURING THE SIX MONTHS ENDED JUNE 30, 2006, IVOICE HAD A NET INCREASE IN CASH OF $191,182. IVOICE'S PRINCIPAL SOURCES AND USES OF FUNDS IN THE SIX MONTHS ENDED JUNE 30, 2006 WERE AS FOLLOWS:

     CASH USED BY OPERATING ACTIVITIES. iVoice used $933,066 in cash for continuing operations in the six months ended June 30, 2006, an decrease of $808,478 compared to $124,588 in cash used for continuing operations in the six months ending June 30, 2005. The increase in cash used in continuing operations was primarily used to fund the start-up of the Thomas merger for inventory, advertising, salaries and expenses.

     The net cash used by the discontinued operations for the six months ending June 30, 2005 was $440,000. The cash was used to fund the operating losses in the discontinued operations.

     CASH USED IN INVESTING ACTIVITIES. iVoice used cash of $16,372 for investing activities in the six months ended June 30, 2006, compared to $479,480 in cash provided by investing activities in the six months ended June 30, 2005. The Company upgraded the computers and network for the Thomas operations in 2006. The Company also continues to invest money in the prosecution of the Companies patent portfolios. In 2005, the Company transferred $500,000 of Marketable Securities to Cornell as payment on the outstanding promissory notes.

     CASH USED IN FINANCING ACTIVITIES. iVoice provided $1,141,250 cash from financing in the six months ended June 30, 2006. This represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to Cornell Capital. For the six months ended June 30, 2005, the Company provided $3,969,760 from financing activities. This represented the net proceeds from the sale of a $5,000,000 Promissory Note to Cornell Capital and the $522,740 repayment of principal from the transfer of the Marketable Securities discussed above.

     The net cash provided by financing activities for the discontinued operations was an increase in cash of $440,000 for the six months ending June 30, 2005 compared. The subsidiaries increased their borrowing from Cornell.

BELOW IS A DESCRIPTION OF IVOICE'S PRINCIPAL SOURCES OF FUNDING:

     On May 11, 2006 we issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004.

     On May 11, 2006 we issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005.

     On May 25, 2006, we issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     On May 25, 2006, we entered into a Securities Purchase Agreement with Cornell whereby we issued to Cornell an aggregate $8,547,886 of Cornell Debentures convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of Cornell Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 issued to Cornell two (2) business days prior to the date the Registration Statement is declared effective by the SEC.

     We can redeem a portion or all amounts outstanding under the Cornell Debentures at any time upon three business days advanced written notice. We shall pay a 20% redemption premium on the principal amount being redeemed.

     There is no assurance that the future funding, if any, offered by Cornell Capital Partners, LP. in the form of secured convertible debentures will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform time and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS

      31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney                  Date:     August 14, 2006
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS


      31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002