Form 10QSB
period 2006-09-30
IVOICE, INC /DE
filed 2006-11-16
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
No par value, outstanding as of November 10, 2006:                 60,524,264
================================================================================
                          iVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet - September 30, 2006     2

                 Condensed Consolidated Statements of Operations - For
                  the nine months and three months ended September 30,
                  2006 and 2005 (Reclassified)                                 3

                 Condensed Consolidated Statements of Accumulated
                  Other Comprehensive Income (Loss) - for the nine
                  months ended September 30, 2006                              4

                 Condensed Consolidated Statement of Cash Flows -
                  For the nine months ended September 30, 2006 and
                  2005 (Reclassified)                                        5-6

                 Notes to Condensed Consolidated Financial Statements       7-20

     Item 2. Management's Discussion and Analysis or Plan of  Operations   21-31

     Item 3. Controls and Procedures                                       31-32

PART II. OTHER INFORMATION

     Item 6. Exhibits                                                      33
                          iVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2006

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $ 10,951,377
Securities available for sale                                                    283,888
Accounts receivables, net of allowance for product returns of $112,347            87,838
Inventory                                                                         48,361
Prepaid expenses and other current assets                                        269,898
                                                                            ------------
        Total current assets                                                  11,641,362
                                                                            ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $212,420              129,687
                                                                            ------------

OTHER ASSETS
Deferred financing costs                                                         115,833
Intangible assets                                                                329,862
Deposits and other assets                                                          8,642
                                                                            ------------
        Total other assets                                                       454,337
                                                                            ------------

TOTAL ASSETS                                                                $ 12,225,386
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                       $    772,988
Due to related parties                                                            81,767
                                                                            ------------
          Total current liabilities                                              854,755
                                                                            ------------

LONG TERM DEBT
Convertible debenture payables, net of discount of $6,332,405                    663,595
Derivative liability on convertible debentures                                 5,723,170
Warrant liability                                                              1,780,655
Notes payable, net of current portion                                             20,000
                                                                            ------------
          Total long term debt                                                 8,187,420
                                                                            ------------

          Total liabilities                                                    9,042,175
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                 --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  57,727,264 shares issued; 57,724,264 shares outstanding                     24,708,904
Common stock, Class B - $.01 par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,623,347 shares outstanding                           16,233
Additional paid-in capital                                                       276,617
Accumulated other comprehensive income                                          (325,385)
Accumulated deficit                                                          (21,464,358)
Treasury stock, 3,000 Class A shares, at cost                                    (28,800)
                                                                            ------------
          Total stockholders' equity                                           3,183,211
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 12,225,386
                                                                            ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          iVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the nine months ended          For the three months ended
                                                                  September 30,                        September 30,
                                                          ------------------------------      ------------------------------
                                                              2006              2005              2006              2005
                                                          ------------      ------------      ------------      ------------
                                                                           (Reclassified)                      (Reclassified)
SALES, net                                                $    279,355      $      8,922      $    277,242      $        173

COST OF SALES                                                  139,094               627           111,763              --
                                                          ------------      ------------      ------------      ------------

GROSS PROFIT                                                   140,261             8,295           165,479               173
                                                          ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                            517,241              --             180,436              --
     General and administrative expenses                     1,193,838           327,842           403,091           186,838
     Amortization of financing costs                           163,646              --              43,438              --
     Depreciation and amortization                              21,161             8,338             7,202             2,684
                                                          ------------      ------------      ------------      ------------
Total selling, general and administrative expenses           1,895,886           336,180           634,167           189,522
                                                          ------------      ------------      ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                           (1,755,625)         (327,885)         (468,688)         (189,349)
                                                          ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
     Other income                                              551,391           492,284           178,586           387,641
     Gain on revaluation of derivatives                      1,864,217              --             638,426              --
     Amortization of discount on debt conversion              (575,673)             --            (287,836)             --
     Write-off of financing costs                           (2,751,581)          (84,583)             --             (63,438)
     Interest expense                                         (442,303)         (208,009)         (136,106)         (164,737)
                                                          ------------      ------------      ------------      ------------
Total other income\(expense)                                (1,353,949)          199,692           393,070           159,466
                                                          ------------      ------------      ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                      (3,109,574)         (128,193)          (75,618)          (29,883)

PROVISION FOR INCOME TAXES                                        --                --                --                --
                                                          ------------      ------------      ------------      ------------

NET (LOSS) FROM CONTINUING OPERATIONS                       (3,109,574)         (128,193)          (75,618)          (29,883)

NET (LOSS) FROM DISCONTINUED OPERATIONS                           --            (762,770)             --            (152,635)
                                                          ------------      ------------      ------------      ------------

NET (LOSS) APPLICABLE TO COMMON SHARES                    $ (3,109,574)     $   (890,963)     $    (75,618)     $   (182,518)
                                                          ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS
     Basic and diluted                                    $      (0.06)     $      (0.00)     $      (0.00)     $      (0.00)
                                                          ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS
     Basic and diluted                                    $      (0.00)     $      (0.02)     $      (0.00)     $      (0.00)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                      52,794,470        49,364,099        56,503,756        49,968,016
                                                          ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           iVOICE, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006


Balance at January 1, 2006                                           $   13,097

Net unrealized loss for the nine months ended September 30, 2006       (338,482)
                                                                     ----------
Balance at September 30, 2006                                        $ (325,385)
                                                                     ==========






























              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          iVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                        ------------------------------
                                                                                            2006              2005
                                                                                        ------------      ------------
                                                                                                         (Reclassified)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net  (loss) from continuing operations                                               $ (3,109,574)     $   (128,193)
   Adjustments to reconcile net (loss) to net cash  (used in) operating activities:
   Depreciation and amortization of intangibles                                               21,161             8,338
   Amortization of prepaid finance costs                                                     163,646            84,583
   Amortization of discount on debt conversion                                               575,673              --
   Provision for product returns                                                             112,347              --
   Dividend income of marketable securities                                                     --            (300,846)
   Loss on sales or exchange of marketable securities                                            565             6,250
   Issuance of common stock for services                                                      85,000              --
   Gain on revaluation of derivatives                                                     (1,864,217)             --
   Write off of financing fees                                                             2,751,581              --
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                           (200,185)              411
       (Increase) in inventory                                                               (48,361)             --
       (Increase) decrease in prepaid expenses and other assets                              (43,741)           12,366
       Increase in accounts payable and accrued liabilities                                  490,892           173,601
       (Decrease) in deferred revenue                                                           --              (9,320)
       Increase in related party accounts                                                     34,423            28,380
                                                                                        ------------      ------------
   Total cash (used in) operating activities from continuing operations                   (1,030,790)         (124,430)
                                                                                        ------------      ------------

   Net loss from discontinued operations                                                        --            (762,770)
   Net effect on cash flow from spin-off of subsidiaries                                        --           1,299,920
                                                                                        ------------      ------------
   Total cash provided by operating activities of discontinued operations                       --             537,150
                                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (7,216)           (6,014)
   Receipt of marketable securities in settlement of receivables                                --             (64,891)
   Net proceeds from sales of marketable securities                                             --             500,000
   Purchase of intangibles                                                                   (17,835)           (7,980)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd                                       36              --
                                                                                        ------------      ------------
   Total cash provided by (used in) investing activities from continuing operations          (25,015)          421,115
                                                                                        ------------      ------------

   Adjustment to reconcile total cash provided by investing activities from
       discontinued operations                                                                  --              19,137
                                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Prepaid offering and debt issue costs                                                    (108,750)         (507,500)
   Gross proceeds from debt financing                                                      1,250,000         5,000,000
   Repayments of debt financing                                                             (136,000)         (522,740)
                                                                                        ------------      ------------
   Total cash provided by financing activities from continuing operations                  1,005,250         3,969,760
                                                                                        ------------      ------------

   Adjustment to reconcile total cash (used in) financing activities of
       discontinued operations                                                                  --          (1,760,000)
                                                                                        ------------      ------------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (50,555)        3,062,732

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          iVOICE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)(CONTINUED)

                                                                         For the nine months ended
                                                                               September 30,
                                                                       -----------------------------
                                                                           2006             2005
                                                                       ------------     ------------
                                                                                       (Reclassified)
CASH AND EQUIVALENTS - BEGINNING OF PERIOD Continuing operations         11,001,932        6,763,346
                                                                       ------------     ------------
CASH AND EQUIVALENTS - BEGINNING OF PERIOD Discontinued operations             --          1,222,397
                                                                       ------------     ------------

CASH AND EQUIVALENTS - END OF PERIOD Continuing operations             $ 10,951,377     $ 11,048,475
                                                                       ============     ============
CASH AND EQUIVALENTS - END OF PERIOD Discontinued operations           $       --       $       --
                                                                       ============     ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                    $       --       $       --
                                                                       ============     ============
   Income taxes                                                        $       --       $       --
                                                                       ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2006:
---------------------------------------------

a) During the nine months ended September 30, 2006, the Company issued 2,819,580 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $165,886.

b) On June 7, 2005, the Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

c) On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd. The net effect on cash flows is as follows:

         Cash                                            $            36
         Property and equipment                                  115,175
         Intangible assets                                        95,411
         Deposits and other assets                                 1,900
         Accounts payable and accrued expenses                  (187,522)
         Notes payable, net of current portion                   (20,000)
         Minority interest in subsidiary stock                    (5,000)
                                                         ---------------
         Total                                           $          --
                                                         ===============

d) During the nine months ended September 30, 2006, the Company converted 47,167 shares of Class B Common into 3,930,690 shares of Class A Common, pursuant to the provisions of Class B common stock.

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

c) During the nine months ended September 30, 2005, the Company issued 3,580,000 (716,000,000 pre reverse split) shares of Class A common stock to Jerome Mahoney on conversion of 43,666 shares of Class B common stock pursuant to the terms of his promissory note.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

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

     In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Deep Field and SpeechSwitch (the "Spin-off"). The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries. Shareholders of record on July 29, 2005 were entitled to receive the special dividend. The special dividend was distributed on August 5, 2005. Holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock that they held. Holders of less than
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     988 shares of iVoice common stock received one share of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock. All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. will be beneficially owned by affiliates of iVoice, Inc. or iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc.

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

     The book value ($93,533) of Thomas Pharmaceuticals, Ltd. at the time of the merger consisted of:

           Cash                                                   $      36
           Property and equipment                                   115,175
           Other assets                                               3,778
           Accounts payable & accrued expenses                     (187,522)
           Notes payable                                            (20,000)
           Minority interest in subsidiary stock                     (5,000)
                                                                  ----------
           Total                                                  $ (93,533)
                                                                  ==========

     Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the nine months ending September 30, 2006.

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

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Thomas Pharmaceuticals Ltd (formerly iVoice Acquisition Corp) and iVoice Innovations Inc. On August 5, 2005, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. were distributed to iVoice shareholders through Spin-off transactions. The Statements of Operations and Cash Flows for the nine months and three months ended September 30, 2005 have also been reclassified to reflect iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2006 which represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

     The Company maintains cash balances at various financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has $10,822,332 in uninsured cash balances at September 30, 2006.

     Revenue Recognition
     -------------------
     The Company obtains its income primarily from the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors and from the sales or licensing of its patents and patent applications. Revenues for our healthcare products are recorded upon delivery to the outlets and the company generally offers an open return policy for unsold product. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions.

     Product Returns
     ---------------
     Because of the short operating history related to the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors, the Company cannot estimate the amount for a provision for product returns. Therefore the provision was based on the balance of uncollected receivables at the end of the period.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in general and administrative expenses. For the nine months ended September 30, 2006 and 2005, the Company incurred $326,837 and $0, respectively, in advertising costs.

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

     Inventory
     ---------
     Inventory, consisting primarily of raw materials and finished goods such as antacid tablets, tins, display boxes and completed shipping boxes, and is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for the materials and includes an allocation of the production labor for the packaging and shipping provided by an unrelated contractor.

     Intangible Assets
     -----------------
     Intangible assets represent costs incurred for trademarks, patents and patent applications and are amortized over twenty years on a straight-line basis. Identified intangible assets are regularly reviewed
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

     Loss Per Share
     --------------
     FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

     The shares used in the computations are as follows:

                                             For the nine month ended      For the three month ended
                                                    September 30,                 September 30,
                                             -------------------------     -------------------------
                                                2006           2005           2006           2005
                                             ----------     ----------     ----------     ----------
          Basic and Diluted EPS Purposes     52,794,470     49,364,099     56,503,756     49,968,016
                                             ==========     ==========     ==========     ==========

     The Company had common stock equivalents of 165,280,167 and 4,991 (post reverse split) at September 30, 2006 and 2005, respectively.

     Reclassification of financial statements
     ----------------------------------------
     The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the nine months and three months ended September 30, 2005 to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net (loss) for the nine months or three months ended September 30, 2005.

     Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     30, 2003. The financial statements for the nine months ended September 30, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

     Recent Accounting Pronouncements
     --------------------------------
     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations, and cash flows.

     In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

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

     On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date.

     On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp. During the nine months ended September 30, 2006, we sold 30,000 shares of Emerge Capital common stock in the market for net proceeds of $1,386 and realized a loss of $564.

     As of September 30, 2006, the aggregate value of the Securities Available for Sale was $283,888. The gross unrealized loss on marketable securities at September 30, 2006 was $325,385.

NOTE 3 - GOODWILL AND INTANGIBLES

     To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, three (3) patents have been awarded. In May 2003 and December 2003, the Company was issued two patents for its Speech-Enabled Automatic Telephone Dialer. In October 26, 2004 we were issued Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator. In March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for the net proceeds of $136,000. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized. Costs related specifically to the awarded patents are now being amortized on a straight-line basis over the life of the patents.

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

     All capitalized intangibles have been reviewed for impairment at September 30, 2006. In doing so, management has determined that no write-down for impairment is required.

     At September 30, 2006, intangible assets totaled $329,862 net of accumulated amortization of $5,854.

NOTE 4  - NOTES PAYABLE/CONVERTIBLE DEBENTURES

     On May 11, 2006 the Company issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004. As of September 30, 2006 the remaining principal balance of the convertible debenture was $503,776 plus $14,903 of accrued interest.

     On May 11, 2006 the Company issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005. As of September 30, 2006, the unpaid principal balance on the secured convertible debenture is $5,544,110 plus accrued interest of $164,013.

     On May 25, 2006, the Company issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell. During the nine months ended September 30, 2006, we issued 2,819,580 shares of Class A common stock as repayment of principal of $165,886. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. As of September 30, 2006, the unpaid principal balance on the secured convertible debenture is $948,114 plus accrued interest of $28,429.

     The aggregate principal value of these three debentures of $6,996,000. This amount is shown net of the unamortized portion of the discount on conversion of $6,332,405. This discount is being amortized over the life of the debenture and is being recorded as a charge to Amortization of discount on debt conversion on the statement of operations.

     We can redeem a portion or all amounts outstanding under the Cornell Debentures at any time upon three business days advanced written notice. A 20% redemption premium on the principal amount being redeemed is required. Cornell may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the Cornell Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

     As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of September 30, 2006, the unpaid balance on the promissory note is $20,000 plus accrued interest of $1,731.

NOTE 5 - DERIVATIVE LIABILITY

     In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $5,723,170. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

             Fair market value of stock         $  0.070
             Exercise price                     $  0.063
             Dividend yield                        0.00%
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

             Risk free interest rate               5.47%
             Expected volatility                 163.42%
             Expected life                     1.67 Years


NOTE 6 - DUE TO RELATED PARTIES

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

     As of September 30, 2006, the remaining outstanding balance owed to Mr. Mahoney amounted to $81,767.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

     On November 15, 2004, the Company amended the employment agreement with Jerome Mahoney
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     and extended the term for an additional five-year period commencing on May 1, 2004. He will serve as the Company's Chairman of the Board, President, Chief Executive Officer and Principal Financial Officer for a term of five years. As consideration, the Company agrees to pay Mr. Mahoney a sum of $270,000 the first year with a 10% increase every year thereafter.

     In conjunction with the Spin-off, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreements with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

NOTE 8 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share and 50,000,000 shares of Class B common stock, par value $.01 per share.

     On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the "Amendment") to effect a one for two hundred reverse stock split (the "Reverse Split"). The Reverse Split took effect on April 27, 2006 and the trading symbol of the Company's Class A common stock was changed to "IVOI". All shareholders' holdings were divided by two hundred and the number of outstanding Class A common stock shares was reduced from 9,994,728,373 to 49,973,642, plus any additional shares issued as a result of the rounding up of fractional shares created by the Reverse Split. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the Reverse Split were rounded up to one whole share. Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.

     a)   Preferred Stock
          ---------------

          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2006, no shares were issued or outstanding.

     b)   Class A Common Stock
          --------------------

          Following the reverse split on April 27, 2006, the Class A common stock consists of the following: 10,000,000,000 shares of authorized common stock with no par value, 49,980,994 shares were issued and 49,973,994 shares were outstanding.

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

          As of September 30, 2006, there are 57,727,264 shares issued and 57,724,264 shares outstanding.

                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

     c)   Class B Common Stock
          --------------------

          Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. From May 2, 2000 until August 24, 2006, Mr. Mahoney has converted 581,528 shares of Class B common stock into approximately 17,760,000 shares of Class A common stock. As of September 30, 2006, there are 2,204,875 shares of Class B common stock issued and 1,623,347 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, as of September 30, 2006, the 1,623,347 outstanding shares of Class B common stock are convertible into 135,278,917 shares of Class A common stock.

NOTE 9 - ACQUISTIONS & MERGERS

          On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd ("Thomas NY"). As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas Pharmaceuticals, Ltd's ("Thomas NJ") Series A Convertible Preferred Stock In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets.

          The book value ($93,533) of Thomas NY at the time of the merger consisted of:

                   Cash                                            $      36
                   Property and equipment                            115,175
                   Other assets                                        3,778
                   Accounts payable & accrued expenses              (187,522)
                   Notes payable                                     (20,000)
                   Minority interest in subsidiary stock              (5,000)
                                                                   ----------
                   Total                                           $ (93,533)
                                                                   ==========

          On August 9, 2006, iVoice, Inc. entered into a Stock Purchase Agreement by and among Thomas Pharmaceutical Acquisition Corp ("TPA"), a Delaware corporation and Thomas Pharmaceuticals, Ltd ("TPL"), a New Jersey corporation, a wholly owned subsidiary of iVoice, Inc., whereby TPA agreed to purchase all the TPL securities held by iVoice. These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures and Administrative Service Convertible Debenture for $1,235,100, plus a 25% premium ($308,775) and accrued interest and interest and dividends accrued under the terms of such securities through the Closing Date. The closing will occur when TPA secures financing to consummate the transaction. However, iVoice may terminate
                          iVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

          this Stock Purchase Agreement should this transaction not be completed by October 31, 2006. As of the date of this filing, the Company has not terminated this agreement.


NOTE 10 - SUBSEQUENT EVENTS

          On October 18, 2006, the Company issued 2,800,000 shares of Class A common stock for repayment of legal services provided in a previous period, valued at $33,600.

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

RECLASSIFICATION OF FINANCIAL STATEMENTS

           The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the nine months and three months ended September 30, 2005, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net (loss) for the nine-month or three-month periods ended September 30, 2005

PLAN OF OPERATION.

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

      DIVIDENDS / SPIN-OFFS:

>>   Trey Resources:
     ---------------
     In February 2004, our shareholders received one share of Trey Resources for every 1,793 of our shares held by such shareholder. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

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

PATENTS AND TRADEMARKS:

     To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patents applications we have filed, three (3) patents have been awarded.

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

     On March 21, 2006, we entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to:
     a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code; c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds were disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. On July 28, 2006, we concluded the sale of the patents to Lamson Holdings LLC for the net proceeds of $136,000. The net proceeds were used to pay down a portion of the Cornell Debentures.

ACQUISITIONS & MERGERS:

     We also continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

     Merger with Thomas Pharmaceuticals Ltd.:
     ----------------------------------------
     On January 6, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), our wholly owned subsidiary, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Thomas Shareholders"). Under the terms of the Agreement, Thomas NY merged into our wholly owned subsidiary, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have us spin-off Thomas NJ. We can elect to spin-off Thomas NJ anytime after the first anniversary of the merger of Thomas NY into Thomas NJ. The following additional documents and/or transactions were completed as part of the Agreement:

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

     On April 27, 2006, we purchased an additional debenture in the principal amount of $225,000 and an additional $225,000 of Series B Preferred Stock. Finally, we further agreed that if Thomas NJ would have generated sales of $1 million in the period beginning on January 1, 2006 and ending on September 30, 2006 (the "Threshold"), then we would have purchased from Thomas NJ an additional debenture in the principal amount of at least $200,000 on or before December 31, 2006 and an additional $200,000 of Series B Preferred Stock on or before December 31, 2006. Although Thomas NJ did not reach the Threshold, we maintain the option to invest in Thomas NJ.

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

     On August 9, 2006, we entered into a Stock Purchase Agreement with Thomas Pharmaceutical Acquisition Corp ("TPA"), a Delaware corporation and Thomas Pharmaceuticals, Ltd ("TPL"), a New Jersey corporation, our wholly owned subsidiary, whereby TPA agreed to purchase all the TPL securities held by us. These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures and Administrative Service Convertible Debenture for $1,235,100, plus a 25% premium ($308,775) on the initial value of the TPL securities, plus interest and dividends accrued under the terms of such securities through the closing date. The closing will occur when TPA secures financing to consummate the transaction. However, we may terminate this Stock Purchase Agreement should this transaction not be completed by October 31, 2006.

     Alternative Energy Sector:
     --------------------------

     On July 25, 2006, the Company issued a press release reporting that iVoice Innovations, Inc. ("iVoice Innovations"), a wholly-owned subsidiary of iVoice, had entered into an Option Agreement to acquire four acres of land in Hanover County, Virginia, approximately 20 miles from Richmond, Virginia, together with all improvements, easements, water rights, mineral rights and other structures for a total cost of $800,000. On October 17, 2006, this Option Agreement lapsed without iVoice Innovations exercising its option to purchase this land. After reviewing the results of the feasibility study for this project, it was learned that the capital expenditures needed to construct the biodiesel facility were far in excess of the original estimates.

     On September 6, 2006, the Company issued a press release reporting that iVoice Innovations, Inc. ("iVoice Innovations"), a wholly-owned subsidiary of iVoice, had executed a letter of intent to build and operate a biodiesel production facility in central Long Island, New York that will be initially designed to produce up to 10 million gallons per year of biodiesel from vegetable oils, animal fats and yellow grease. On October 15, 2006, iVoice Innovations received notice that the owner of the site in New York decided not to go forward with the plans to construct the contemplated biodiesel facility with iVoice Innovations. iVoice Innovations is seeking other parties to construct one or more biodiesel production facilities in other locations.

     Summary:
     --------
     We may not be able to identify, successfully integrate, or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the our condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we, in all likelihood, will have the ability to effect only a single business acquisition at one time.

     We do not have any other plans, proposals or arrangements with respect to future acquisitions.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2005
----

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

           Total sales for the nine months ended September 30, 2006 and 2005 were $279,355 and $8,922, respectively. The sales in 2006 primarily represent initial product sales of our Acid-All product that was introduced in March and is being promoted by our subsidiary, Thomas Pharmaceuticals. The balance of the sales in 2006 represents the sale of several of our patents to Lamson Holdings LLC. The sales in 2005 represent deferred maintenance contracts that were not allocated to the three spun-off subsidiaries.

           Cost of sales for the nine months ended September 30, 2006 and 2005 were $139,094 and $627, respectively. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments. The cost of sales in 2005 represents the remaining costs that were not allocated to the three spun-off subsidiaries.

           Total operating expenses for the nine months ended September 30, 2006 and 2005, were $1,895,886 and $336,180, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $821,042 of costs related to the Thomas operations. Of these expenses, $326,837 was for advertising campaigns initiated to introduce the Acid-All products. Other costs include selling and marketing expenses of $190,404 and consulting for product and packaging of $48,050. The remaining costs include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $895,049, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies. The 2006 amounts also include $16,149 of general and administrative fees for iVoice Innovations and $163,646 of amortization of financing costs, which is being written off over the balance of the term of the Cornell debentures.

           Total other income (expense) for the nine months ended September 30, 2006 was an expense of $1,353,949. This total was primarily comprised of $2,751,581 of financing costs for the warrants issued to Cornell as part of the refinancing of the business. This total also includes the amortization of the discount on debt conversion of $575,673, interest expense of $442,303 on the Cornell debentures and related party loans. These amounts were offset by $382,412 of interest income on the cash accounts and $1,864,217 gain on revaluation of the derivatives and $93,995 of administrative service fees charged to the spun-off companies. Comparison of the current period to the prior period is not meaningful.

           Net loss from continuing operations for the nine months ending September 30, 2006 and 2005, was $3,109,574 and $128,193, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

           Net loss from discontinued operations for the nine months ended September 30, 2005 was $762,770. The subsidiaries had been experiencing reduced product sales and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

           The total net loss for the nine months ended September 30, 2006 was $3,109,574 as compared to the net loss of $890,963 for the nine months ended September 30, 2005. The increase in net loss of $2,218,611 was the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2005
--------

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

           Total sales for the three months ended September 30, 2006 and 2005 were $277,242 and $173, respectively. The sales in 2006 primarily represent initial product sales of our Acid-All product that was introduced in March and is being promoted by our subsidiary, Thomas Pharmaceuticals. The balance of the sales in 2006 represents the sale of several of our patents to Lamson Holdings LLC. The sales in 2005 represent deferred maintenance contracts that were not allocated to the three spun-off subsidiaries.

           Cost of sales for the three months ended September 30, 2006 and 2005 were $111,763 and $0, respectively. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

           Total operating expenses for the three months ended September 30, 2006 and 2005, were $634,167 and $189,522, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $262,099 of costs related to the Thomas operations. Of these expenses, $102,107 was for advertising campaigns initiated to introduce the Acid-All products. Other costs include selling and marketing expenses of $78,335 and consulting for product and packaging of $4,776. The remaining costs include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $311,445, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies. The 2006 amounts also include $13,184 of general and administrative fees for iVoice Innovations and $43,438 amortization of financing costs, which is being written off over the balance of the term of the Cornell debentures.

           Total other income (expense) for the three months ended September 30, 2006 was an income of $393,070. This total was primarily comprised of $149,099 interest income on the cash accounts, $638,426 gain on revaluation of the derivatives and $29,830 of administrative service fees charged to the spun-off companies. These amounts were offset by the amortization of the discount on debt conversion of $287,836 and interest expense of $136,106 on the Cornell debentures and related party loans. Comparison of the current period to the prior period is not meaningful.

           Net loss from continuing operations for the three months ending September 30, 2006 and 2005, was $75,618 and $29,883, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

           Net loss from discontinued operations for the three months ended September 30, 2005 was $152,635. The subsidiaries had been experiencing reduced product sales and higher operating costs related to going public costs and the salaries and benefits related to the newly hired management teams.

           The total net loss for the three months ended September 30, 2006 was $75,618 as compared to the net loss of $182,518 for the three months ended September 30, 2005. The decrease in net loss of $106,900 was the result of the factors discussed above.

EMPLOYEES
---------

           As of September 30, 2006, we had 3 full time employees, 1 part time employee and 1 part time consultant for a total of 5 individuals. 2 of the full time employees work out of the New York City office of our subsidiary, Thomas Pharmaceuticals. The remaining individuals work out of the Matawan office.

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

           During the nine months ended September 30, 2006, iVoice had a net decrease in cash of $50,555. iVoice's principal sources and uses of funds in the nine months ended September 30, 2006 were as follows:

           CASH FLOWS FROM OPERATING ACTIVITIES. iVoice used $1,030,790 in cash for continuing operations in the nine months ended September 30, 2006, an increase of $906,360 compared to $124,430 in cash used for continuing operations in the nine months ending September 30, 2005. The increase in cash used in continuing operations was primarily used to fund the start-up of the Thomas merger for inventory, advertising, salaries and expenses.

           The net effect on cash flows from operating activities by the discontinued operations for the nine months ending September 30, 2005 was $537,150. This was the cash flow effect of spinning off the discontinued operations.

           CASH FLOWS FROM INVESTING ACTIVITIES. iVoice used cash of $25,015 for investing activities in the nine months ended September 30, 2006, compared to $421,115 in cash provided by investing activities in the nine months ended September 30, 2005. The Company upgraded the computers and network for the Thomas operations in 2006. The Company also continues to invest money in its patent portfolios. In 2005, the Company transferred $500,000 of marketable securities to Cornell Capital Partners as payment on the outstanding promissory notes.

           The net effect on cash flows from investing activities from the discontinued operations for the nine months ending September 30, 2005 was $19,137. This was the cash flow effect of spinning off the discontinued operations.

           CASH FLOWS FROM FINANCING ACTIVITIES. iVoice provided $1,005,250 cash from financing in the nine months ended September 30, 2006. This represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to Cornell Capital Partners and the $136,000 repayment of principal from the sale of patents to Lamson Holdings LLC. For the nine months ended September 30, 2005, the Company provided $3,969,760 from financing activities. This represented the net proceeds from the sale of a $5,000,000 Promissory Note to Cornell Capital Partners and the $522,740 repayment of principal from the transfer of the marketable securities discussed above.

           The net effect on cash flows from financing activities from the discontinued operations was a decrease in cash of $1,760,000 for the nine months ending September 30, 2005. This was the cash flow effect of spinning off the discontinued operations.

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

           On May 25, 2006, we entered into a Securities Purchase Agreement with Cornell whereby we issued to Cornell an aggregate $8,547,886 of Cornell Debentures which are convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of Cornell Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 that will be issued to Cornell two (2) business days prior to the date the Registration Statement is declared effective by the SEC.

           We can redeem a portion or all amounts outstanding under the Cornell Debentures at any time upon three business days advanced written notice. A 20% redemption premium on the principal amount being redeemed is required. Cornell may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the Cornell Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

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

Based upon his evaluation as of the end of the time period covered by this report, our chief executive officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended September 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS

     31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

     99.1 Press release issued on July 25, 2006 entitled "iVoice Subsidiary Secures Rights to Land For Company's First Anticipated Biodiesel Facility" filed with the Commission as Exhibit 99.1 to the Current Report on Form 8-K dated October 15, 2006 which is hereby incorporated by reference herein.

     99.2 Press Release issued on September 6, 2006 entitled "iVoice Subsidiary executes letter of intent to construct biodiesel facility in New York" filed with the Commission as Exhibit 99.2 to the Current Report on Form 8-K dated October 15, 2006 which is hereby incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney                  Date:     November 16, 2006
    -----------------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Accounting Officer

                                INDEX OF EXHIBITS


     31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

     99.1 Press release issued on July 25, 2006 entitled "iVoice Subsidiary Secures Rights to Land For Company's First Anticipated Biodiesel Facility" filed with the Commission as Exhibit 99.1 to the Current Report on Form 8-K dated October 15, 2006 which is hereby incorporated by reference herein.

     99.2 Press Release issued on September 6, 2006 entitled "iVoice Subsidiary executes letter of intent to construct biodiesel facility in New York" filed with the Commission as Exhibit 99.2 to the Current Report on Form 8-K dated October 15, 2006 which is hereby incorporated by reference herein.