Form 10KSB
period 2006-12-31
IVOICE, INC /NJ
filed 2007-04-02
CIK 1105064

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A Common, No Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Issuer's revenues for its most recent fiscal year. $315,938

As of March 22, 2007, the Registrant had 76,719,303 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $650,493.

As of March 22, 2007, the Registrant had 1,605,347 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

Item 1. Description of business                                              5
Item 2. Description of property                                             28
Item 3. Legal proceedings                                                   28


                                     PART II

Item 5. Market for common equity and related stockholder matters.           28
Item 6. Management's discussion and analysis or plan of operations.         37
Item 7. Financial statements                                                47
Item 8A. Controls & Procedures                                              48


                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
    compliance with Section 16(a) of the Exchange Act                       49
Item 10.Executive compensation.                                             51
Item 11.Security ownership of certain beneficial owners and management      53
Item 12.Certain relationships and related transactions                      54
Item 13.Exhibits                                                            54
Item 14. Principal Accountant Fees and Services                             60

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB or incorporated by reference may contain certain "forward-looking" statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the registrant's expectations or beliefs, including but not limited to, statements concerning the registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intent," "could," "estimate," "might," "plan," "predict" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.
This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

These risks and uncertainties and other factors include, but are not limited to, those set forth under Item 1A - Risk Factors. All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     Our current corporate configuration is the result of a number of separate transactions over the past several years.

     On February 26, 1996, Select Resources, Inc., a publicly held Delaware company, and three of its principal stockholders entered into a stock exchange agreement with Visual Telephone of New Jersey, Inc., ("Visual Telephone"), a privately held New Jersey corporation, and its two shareholders pursuant to which Select Resources acquired all of the outstanding shares of Visual Telephone and spun-off Select Housing Associates, Inc., its wholly owned subsidiary. The aim of this agreement was to provide for a more profitable business direction for Select Resources. Pursuant to the agreement, Select Resources agreed to issue 5,611,000 shares of its capital stock to one of the two shareholders of Visual Telephone and to transfer one-half of the shares of Select Housing Associates to the other shareholder of Visual Telephone, namely Joel Beagelman, in return for all of the outstanding shares of Visual Telephone. In addition, Select Resources transferred the other half of the shares of Select Housing Associates to Gary W. Pomeroy and Brad W. Pomeroy, two of Select Resources' three principal stockholders, in return for the cancellation of 1,111,000 shares of common stock of Select Resources owned by them. At the time of the stock exchange agreement, Mr. Beagelman, Gary W. Pomeroy and Brad W. Pomeroy were directors of Select Resources. On February 26, 1996, the stock exchange agreement was approved by the consent of stockholders a majority of the outstanding shares of common stock of Select Resources. Visual Telephone then merged into Select Resources, which changed its name to that of the subsidiary.

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

     In consideration for the merger with International Voice Technologies, Jerome R. Mahoney, the sole stockholder of International Voice Technologies, received 10,000,000 shares of our Class A common stock and 700,000 shares of our Class B common stock. In addition, the two controlling shareholders of Visual Telephone sold 300,000 shares of Class B common stock to Mr. Mahoney and concurrently canceled a total of 2,000,000 shares of their

Class A common stock. The consulting firm of Toby Investments was awarded 2,000,000 shares of common stock for consulting services on the transaction. The agreement also provided that certain of the assets of Visual Telephone would be transferred to Visual Telephone's wholly owned subsidiary, CRI. The merger was accounted for in its financial statements as a public shell merger. In a public shell merger the stockholders of the operating company, in this case International Voice Technologies, become the majority owners of the shell company, in this case Visual Telephone, and the shareholders of Visual Telephone, the public shell company, become minority stockholders in International Voice Technologies, the operating company.

     As for the CRI spin-off, on September 18, 2000 CRI filed a registration statement to provide for the distribution of its shares to Visual Telephone's shareholders as of May 21, 1999. Visual Telephone's shareholders are to receive one CRI share for every four shares owned in Visual Telephone. The principal shareholders, officers and directors of Visual Telephone were Carl Ceragno and Joel Beagelman. Mr. Ceragno remained with CRI as its President and Mr. Beagelman entered into a consulting agreement with us.

     On April 24, 2000, we entered into an agreement and plan of reorganization with all the shareholders ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934. In this transaction, which took place by means of a short-form merger, with ThirdCAI's name being changed to iVoice, we acquired all the issued and outstanding shares of ThirdCAI in exchange for $150,000, and a finder's fee paid to Corporate Architect, Inc., consisting of 50,000 shares of our Class A voting common stock. The purpose of this transaction was to enable us to become a reporting company, to comply with the "eligibility rule" adopted by the National Association of Securities Dealers, Inc. ("NASD"), as only reporting companies may continue to have stock quoted on the NASD OTC Bulletin Board.

     On April 25, 2003, we formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, we changed our state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

     In September 2003, we announced our intention to distribute to our shareholders shares of Class A common stock of Trey Resources, Inc., a wholly owned subsidiary, operating our Automated Reminder business, upon the effectiveness of required SEC filings and final approval by our Board of Directors of the terms and conditions of the proposed distribution.

     On February 13, 2004, the effective date, we completed the distribution of Trey Resources through the issuance of one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held on the record date of February 9, 2004.

     In March 2004 we announced that we had entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

     On April 28, 2004 we formed a new wholly owned subsidiary, iVoice Technology, Inc. in the State of Nevada. Thereafter, we formed two additional wholly owned subsidiaries on

August 3, 2004, iVoice Technology 2, Inc. and iVoice Technology 3, Inc. Subsequent to the formation of these three subsidiaries in Nevada, it came to our attention that the franchise taxes in Nevada were excessive for companies with a large number of authorized common stock shares. Therefore, on November 10, 2004, we formed three new wholly owned subsidiaries, iVoice Technology, Inc. ("iVoice Technology"), Deep Field Technologies, Inc., Inc. ("Deep Field") and SpeechSwitch, Inc. ("SpeechSwitch") in the State of New Jersey. All obligations of the initial Nevada subsidiaries, iVoice Technology, Inc., iVoice Technology 2, Inc. and iVoice Technology 3, Inc., were assigned and assumed by the respective New Jersey subsidiary counterpart, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc., with the consent of the other contracting parties. We dissolved the Nevada subsidiaries.

     On May 24, 2004, we dissolved our wholly owned subsidiary iVoice Acquisition 2, Inc. in the State of Delaware. This was an inactive subsidiary.

     In September 2004 and November 2004, we announced our intention to distribute to our shareholders, in the form of a special dividend, shares of Class A Common Stock of our three wholly owned subsidiaries, iVoice Technology, Deep Field and SpeechSwitch (the "Spin-off"). We announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of our three wholly owned subsidiaries. Shareholders of record on July 29, 2005 were entitled to receive the special dividend. The special dividend was distributed on August 5, 2005.

     Holders of our Class A Common Stock, other than affiliates of ours, received one share of Class A Common Stock each of iVoice Technology, Deep Field and SpeechSwitch for every 988 shares of our common stock that they hold. Holders of less than 988 shares of our common stock received one share of iVoice Technology, Deep Field Technologies and SpeechSwitch Class A common stock. All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Deep Field Technologies and SpeechSwitch will be beneficially owned by an affiliate of ours, iVoice Technology, Deep Field Technologies and SpeechSwitch.

     In May 2005, we formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary would be used in the future for an acquisition made by us.

     As part of the Spin-off, we transferred certain of our assets and related liabilities to iVoice Technology, Deep Field and SpeechSwitch immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2005 include reclassifications of the operations of the subsidiaries to reflect the disposal of the three businesses. In addition, the consolidated financial statements for the year ended December 31, 2004 reflect the reclassification of the operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     On January 6, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of us, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual

("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, ("Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Thomas Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of us, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have us spin-off Thomas NJ from us. We can elect to spin-off Thomas NJ from us anytime after the first anniversary of the merger of Thomas NY into Thomas NJ. The following additional documents and/or transactions were completed as part of the Agreement.

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

     We also entered into a Registration Rights Agreement whereby we agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to register 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. This agreement provides us with the ability to spin-off Thomas to our shareholders at a future date in conforming with our overall objective of creating shareholder value through operations and acquisitions.

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

     On August 9, 2006, we entered into a Stock Purchase Agreement with Thomas Pharmaceutical Acquisition Corp ("TPA"), a Delaware corporation and Thomas Pharmaceuticals, Ltd ("TPL"), a New Jersey corporation, our wholly owned subsidiary, whereby TPA agreed to purchase all the TPL securities held by us. These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures, an Administrative Service Convertible Debenture for $1,543,875 and a Secured Convertible Debenture for $25,000 (the "Thomas Securities"), plus interest and dividends accrued under the terms of such securities through the closing date. The closing will occur when TPA secures financing to consummate the transaction. However, we may terminate this Stock Purchase Agreement should this transaction not be completed by October 31, 2006. Upon the closing of this transaction, TPA will own all of the Thomas Securities, except for 500,000 shares of Series A Convertible Preferred Stock held by the minority shareholders of TPL.

     SUBSEQUENT EVENTS

     On January 26, 2007, we entered into an Extension Agreement (the "Extension Agreement") with Thomas Pharmaceuticals and Thomas Acquisition. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice (the "Thomas Registration Statement"). It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing. If as of the effective date of the Thomas Registration Statement Thomas Acquisition has not yet exercised its right to purchase the Thomas Securities, the Stock Purchase Agreement will be terminated and Thomas Acquisition will no longer have the right to purchase the Thomas Securities.

     On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 secured convertible debenture provides that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 convertible debentures provides that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The Thomas Pharmaceuticals Series B Convertible Preferred Stock is convertible at the holder's option into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the stated value of the shares of Thomas Pharmaceuticals Class B Convertible Preferred Stock being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. There is no limit upon the number of shares that Thomas Pharmaceuticals may be required to issue upon conversion of any of these obligations. The $103,200 convertible debenture was secured with the assets of Thomas Pharmaceuticals, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years.

     On March 30, 2007, we announced that we intend to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The payment date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement is expected to be filed with the Securities Exchange Commission in April 2007.

     Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700. Our common stock is quoted on the NASD OTC Bulletin Board under the trading symbol "IVOI."

OUR BUSINESS

     We have determined that the best way to create shareholder value, separate and apart from our operating performance, is by spinning off and distributing shares of our wholly owned subsidiaries if the form of a special dividend to our shareholders.

     The common stock distributions are part of a broader strategy relating to our transition into a company focused on the development and licensing of proprietary technologies. To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, three (3) patents have been awarded. In March 2004, we announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

     We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value. As an example, in January 2006, we acquired the New York City based Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' 1st product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

     In June 2006, we announced additional plans to enter the alternative energy sector. Our previous negotiations to acquire the rights to build and operate biodiesel production facilities in Richmond, Virginia and in central Long Island, New York have not been successful. We have curtailed our efforts to identify additional opportunities at this time.

DIVIDENDS / SPIN-OFFS:

     IN THE LAST 36 MONTHS, WE HAVE SUCCESSFULLY SPUN-OFF FOUR SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO OUR SHAREHOLDERS.

     Trey Resources, Inc.: In February 2004, our shareholders received one share of Trey Resources for every 1,793 of our shares held by such shareholder and was spun-off from us. Following the spin-off, Trey Resources became a publicly held company and we no longer held any stock of Trey. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

     iVoice Technology, Inc.: On September 7, 2004, we announced the anticipated distribution to our shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in our interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the our shareholders. iVoice Technology will initially focus on building a business around the IVR technology. We completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to our shareholders in the form of a special dividend in August 2005.

     Deep Field Technologies, Inc.: On September 13, 2004, we announced our intention to distribute to our shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. We completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to our shareholders in the form of a special dividend in August 2005.

     SpeechSwitch, Inc.: On November 5, 2004, we announced our intention to distribute to our shareholders all common stock shares of our newly formed subsidiary SpeechSwitch, Inc. The board of directors authorized management to pursue a strategy designed to unlock the value in our speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. We completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to our shareholders in the form of a special dividend in August 2005. The assets that became part of SpeechSwitch included the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

     Trey Resources, Inc., iVoice Technology, Inc., Deep Fields Technologies, Inc. and SpeechSwitch, Inc. have all been spun off from us, are no longer our subsidiaries and are all currently independent stand-alone companies. This information has been presented for historical purposes only and investors will not hold an ownership interest in any of these companies.

     Our strategy for our spin-off business is to create value for our shareholders from the shares of the business distributed to our shareholders. The strategy of acquiring and developing new businesses and subsequently distributing the shares of these businesses to our shareholders has various uncertainties. We must first identify a business and/or a company that we can develop. We then fund the business and after the business can be operated independently, we seek to distribute the shares of the business to our shareholders. This incubation process has many uncertainties, which include identifying target businesses and negotiating the acquisition; successfully integrating the new businesses and profitably managing the operations; responding to competition for acquisition candidates; and the degree of success of the acquired business, any of which could have a material adverse effect on our condition and results of operations. In addition, this business strategy also creates risks, which include, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a material adverse effect on our condition and results of operations.

     We incur substantial start-up costs and expenses when we acquire and develop a new business. If the business generates revenues before it is spun-off, we are able to recoup all or a portion of the start-up costs and expenses. In certain instances, we do not recoup our start-up costs by the time we spin-off the business. However, if the price of the shares distributed to our shareholders increase, then our shareholders will receive the increased value of those shares.

     We have spun-off four subsidiaries through special dividends to our shareholders. The spin-offs have created value for our shareholders by diversifying their investment in us. Some of the original shareholders of our shares also now own shares of Trey Resources, Inc., iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Our ability to acquire businesses that operate profitably and can create interest in the marketplace will have a significant impact on our prospects for the future.


ADMINISTRATIVE SERVICE AGREEMENTS

     In February 2003, we entered into an administrative services agreement with Trey Resources, pursuant to which, upon consummation of the spin-off of Trey Resources, we provided Trey Resources services in such areas as information management and technology, sharing of office space, personnel and indirect overhead expenses, employee benefits administration, payroll, financial accounting and reporting, claims administration and reporting, and other areas where Trey Resources may need transitional assistance and support. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources agreed to pay us an annual fee of approximately $95,000. On May 16, 2005, we terminated our administrative services agreement with Trey and we agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891.

     In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have individually entered into temporary administrative services agreement with us. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by us or can provide these services for itself.

SPIN-OFF OF AUTOMATIC REMINDER BUSINESS

     In September 2003, we announced our intention to distribute to our shareholders shares of Class A Common Stock of Trey Resources, Inc., one of our subsidiaries, and our Automated Reminder business, upon the effectiveness of required SEC filings and final approval by our Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources initially filed with the SEC on October 3, 2003. It was intended that Trey Resources would own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution. In November 2004, Trey Resources sold the intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. Trey Resources received 10 million shares of Laser Energetics Class A Common Stock and a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. On May 16, 2005, Trey Resources assigned the 10 million shares of Laser Energetics Class A Common Stock to us as settlement of all administrative fees owed by Trey.

SPIN-OFF OF THE OVER THE COUNTER NON-PRESCRIPTION HEALTHCARE PRODUCTS BUSINESS

     As part of the January 6, 2006 Agreement and Plan of Merger with Thomas NY, we entered into a Registration Rights Agreement whereby we agreed, upon the common stock of Thomas NJ being registered under the Securities Exchange Act of 1934, as amended, to register 1 billion shares of Thomas NJ common stock that will be issued upon the conversion of the convertible debentures, the Administrative Debenture, the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. This agreement provides us with the ability to spin-off Thomas NJ to our shareholders at a future date which is consistent with our overall objective of creating shareholder value through operations and acquisitions.

     On August 9, 2006, we entered into a Stock Purchase Agreement with Thomas Pharmaceutical Acquisition Corp ("TPA"), a Delaware corporation and Thomas Pharmaceuticals, Ltd ("TPL"), a New Jersey corporation, our wholly owned subsidiary, whereby TPA agreed to purchase all the TPL securities held by us. These securities include the Class A common stock, Series B Convertible Preferred Stock, Secured Convertible Debentures and Administrative Service Convertible Debenture for $1,543,875 plus interest and dividends accrued under the terms of such securities through the closing date. The closing will occur when TPA secures financing to consummate the transaction. However, we may terminate this Stock Purchase Agreement should this transaction not be completed by October 31, 2006. As of the date of this filing, we have completed negotiations with the principals of TPA to provide $160,000 of temporary financing until TPA can complete their financing arrangements.

     On March 30, 2007, we announced that we intend to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The payment date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement is expected to be filed in April 2007.


PATENTS AND TRADEMARKS

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

     Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

     The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products" and "Product Identifier and Receive Spoken Instructions."

     In March 2004 we announced that we had entered into a technology licensing agreement with GlynnTech Inc., to serve as our licensing agent for speaking product packaging technology. GlynnTech Inc. has been involved in licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) Watergun and the RotoWrench(R), Glynn has successfully licensed or sold more than thirty-four patents in the field of containers and packaging. We believe GlynnTech can help us unlock the potential of the pending applications.

     Following the formation of SpeechSwitch, Inc. in November 2004, we transferred our legal rights to four of the Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc. Upon the conclusion of the spin-off of SpeechSwitch, Inc on August 5, 2005, we no longer maintained any rights to or control over these four patents. Accordingly, investors will not have any ownership interest in these form patents.

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

     On May 11, 2006, we announced that we had filed a patent application for a new patent for "Traffic Signal System with Countdown Signaling and with Advertising and/or News Message". The invention relates generally to traffic signal systems for motor vehicle traffic controls at road intersections and other crossings that include at least one stop/go light signal, minimally having a red light and a green light, but typically having a red, a yellow (or amber or orange), and a green light. The system further includes a countdown signaling feature so that a driver may see a signal that illustrates actual or relative time left before a light changes. This countdown is preferably to indicate to an oncoming vehicle with a green light how much relative or actual time is left before the light turns red, but it could signal time left on a yellow or red light or any combination of any of the foregoing. The system further includes a message presentation area for a driver to read, at least while at a red light. The message presentation is preferably news and or advertising, but could be jokes, streaming of a media broadcast or any other message. Thus, the system provides a message that is different from countdown information and presents opportunities for public and private sector entertainment and information. The system would be an information (including news and/or advertising) and entertainment provider for any intersection requiring traffic signals, and would be outstanding additions to railroad crossings, draw bridges and any other traffic stop areas where waits are protracted and otherwise annoying to the driver.

     We have been developing proprietary technology for seven years. Developing and licensing proprietary technology has various uncertainties, which include, our ability to protect the intellectual property for our technology; obtaining patents that are broad enough to prevent competitors from introducing similar products on the market; unintentionally infringing on the proprietary rights of others; and receiving approval from the United States Patent and Trademark Office, or the USPTO, for the twelve patent applications that we have outstanding.

     We were awarded three patents by the USPTO in 2003 and 2004. Two of these patents were transferred to SpeechSwitch, Inc. as part of the spin off in 2005. These patents relate to the Speech-Enabled Automatic Telephone Dialer, which is the core product of SpeechSwitch, Inc.'s product line. The third patent for the Voice Activated/Voice Response Item Locator was sold to Lamson Holdings LLC in July 2006 along with the three other patent applications related to voice activated applications for product locating systems. The development and licensing of such patents has created shareholder value as demonstrated by the spin off of SpeechSwitch, Inc. and from the sales of patents to Lamson Holding LLC. Our ability to continue to develop and license unique technologies and to license and sell these technologies will have a significant impact on our prospects for the future.

     In Fiscal Year 2006, the USPTO reported that it "received in excess of 440,000 patent applications in 2006, a record number." The USPTO also reports that their "examiners completed 332,000 patent application in 2006" and approved 54% of these. Patent activity is robust as companies and individuals look to protect their inventions and unique technologies by filing patent applications at a record pace.


MERGERS AND ACQUISITIONS

     We continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors. As an example, in January 2006, we acquired the New York City based Thomas Pharmaceuticals Ltd ("Thomas"), which develops and markets over the counter non-prescription healthcare products. Thomas' first product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

     In June 2006, we announced additional plans to enter the alternative energy sector. Our previous negotiations to acquire the rights to build and operate biodiesel production facilities in Richmond, Virginia and in central Long Island, New York have not been successful and we continue to seek other parties to construct one or more biodiesel facilities in other locations.

     We do not have any other plans, proposals or arrangements with respect to future acquisitions.

MARKETING AND DISTRIBUTION

     We have experience with marketing, promoting and selling our speech-enabled products through telephone reseller channels, telephone equipment manufacturer distributor networks as well as directly to end users. We believe we can leverage this experience into gaining access to these markets for our patenting and licensing of new products being developed by us.

NEW PRODUCTS

     We are working with GlynnTech, Inc. to identify viable products and/or services that may be derived from our work on the various patents, such as the "Speech Enabled Voice Activated/Voice Responsive Item Locator" and the "Wirelessly Loaded Speaking Medicine Container".

COMPETITION

     We will be operating in an industry segment having inherent risks generally associated with small technology companies. Such risks include, but are not limited to, the ability to: a) generate sales of our product at levels sufficient to cover our costs and provide a return for investors, b) attract additional capital in order to finance growth, c) further develop and successfully market and distribute commercial products and d) successfully compete with other technology companies having significantly greater financial, production and marketing resources.

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

CUSTOMERS

     Direct customers could be comprised of businesses, organization and corporate departments that use voice activated processes for efficiency in their operations. Our patents seek to fulfill these customer needs.

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



EMPLOYEES

     As of the date of this filing, we have 2 full-time employees, 1 part-time employee and 1 part-time consultant for a total of 4 individuals. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

     In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

RISK FACTORS

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


AS OF DECEMBER 31, 2006, THERE WAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS AND THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

     As of December 31, 2006, the Company's independent public accounting firm issued a "going concern opinion" wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the three operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

THE COMPANY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

     Since the spin-off of our operating subsidiaries in 2004 and 2005, we have a limited operating history. As such, it may be difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

OUR HISTORICAL INFORMATION HAS LIMITED RELEVANCE TO OUR FUTURE RESULTS OF OPERATIONS.

     The historical financial information we have included in this report does not reflect what our results of operations, financial position and cash flows will be in the future. This is because we operated in the past with different goals and objectives from our new objectives.

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

     Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we have filed fifteen patent applications for internally developed applications with the U.S Patent and Trademark Office. Of the patent applications we have filed, we have been awarded three patents. In August 2005, we transferred four of our Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc. and in March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC. We have seven remaining patent applications related to wirelessly loading speaking medicine containers and consumer products, voice activated copiers and universal remote controls, pedestrian airbag, product identifier receiving wireless directions and our "Traffic Signal System with Countdown Signaling with Advertising and/or News Message". No assurances can be given that these remaining patent applications will be approved.

     The protection provided by our patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patent applications, if challenged or if we attempt to enforce them, may not be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods of dialysis of which we are not aware and additional patents relating to methods of dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

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

OUR FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER.

     We will seek to expand our operations through the acquisition of additional businesses. We may not be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the our condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects. Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we, in all likelihood, will have the ability to effect only a single business acquisition at one time. Currently, we has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES.

     If working capital or future acquisitions are financed through the issuance of equity securities, our shareholders would experience significant dilution. In addition, the conversion of outstanding debt obligations into equity securities would have a dilutive effect on our shareholders. Further, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our Class A Common Stock.

     We believe that our going-forward expenses over the next 12 months will be approximately $2,400,000. We have no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services. We believe that the deficiency between our expenses and net revenues will be more than covered by the cash available. If there are additional deficiencies that are in excess of the proceeds of the Securities Purchase Agreement, management believes that we can limit our operations, defer payments to management and maintain our business at nominal levels until we can identify alternative sources of capital.

OUR SOLE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

     As of December 31, 2006, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 81% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

THE COMPANY HAS LIMITED SEGREGATION OF DUTIES AMONGST ITS EMPLOYEES WITH RESPECT TO THE COMPANY'S PREPARATION AND REVIEW OF THE COMPANY'S FINANCIAL STATEMENTS DUE TO THE COMPANY'S LIMITED NUMBER OF EMPLOYEES, WHICH IS A MATERIAL WEAKNESS IN INTERNAL CONTROLS , AND IF THE COMPANY FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO ACCURATELY REPORT ITS FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN THE COMPANY'S FINANCIAL REPORTING WHICH COULD HARM THE TRADING PRICE OF THE COMPANY'S STOCK.

     Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of the Company's stock. Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company's internal controls. The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

WE HAVE MADE A DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF TREY RESOURCES, INC. TO OUR SHAREHOLDERS, WHICH MAY RESULT IN OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR HAVING CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

     Following the distribution to our shareholders of shares of Class A Common Stock of Trey Resources, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now serving as Non-executive Chairman of the Board of Trey Resources and has the right to convert $250,000 of indebtedness into 250,000 shares of Class B common stock of Trey Resources, which are convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Trey Resources and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

WE HAVE MADE A DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF IVOICE TECHNOLOGY, INC. TO OUR SHAREHOLDERS, WHICH MAY RESULT IN OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR HAVING CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

     Following the distribution to our shareholders of shares of Class A common stock of iVoice Technology, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now also serving as President, Chief Executive Officer and Director of iVoice Technology and has the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of iVoice Technology, which are convertible into an indeterminable number of shares of Class A common stock of iVoice Technology. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for iVoice Technology. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice Technology and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

WE HAVE MADE A DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF SPEECHSWITCH, INC. TO OUR SHAREHOLDERS, WHICH MAY RESULT IN OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR HAVING CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

     Following the distribution to our shareholders of shares of Class A common stock of SpeechSwitch, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now serving as the Non-executive Chairman of the Board of SpeechSwitch and will have the right to convert $190,000 of indebtedness into 190,000 shares of Class B common stock of SpeechSwitch, which are convertible into an indeterminable number of shares of Class A common stock of SpeechSwitch. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for SpeechSwitch. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between SpeechSwitch and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.


                                 OUR SECURITIES

WE MAY PAY A ONE TIME CASH DIVIDEND IN THE NEAR FUTURE.

     Our Board of Directors has determined that we have sufficient cash available to fund our activities for the foreseeable future and therefore has sufficient cash reserves to declare a dividend of up to $1.5 million payable to all holders of Class A Common Stock. Our Board of Directors determined that a cash dividend of $1.5 million would amount to a sum that would provide a measurable benefit to individual shareholders and at the same time would permit us to retain sufficient cash reserves to fund our future working capital needs. At the annual meeting on March 31, 2006, the Board of Directors received approval from the shareholders to grant discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million. As of the date of this filing, the Board of Directors has not proceeded with the declaration of the dividend.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

     There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our shareholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

     We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing shareholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2006, 1,115,762,402 shares have been reserved for issuance pursuant to the Investor Registration Rights Agreement entered into with Cornell and there are 250,000 shares remaining available for issuance under the 2005 Stock Incentive Plan. Otherwise, 8,814,916,903 shares of Class A common stock, reserved for possible future issuance.

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


ITEM 2. DESCRIPTION OF PROPERTY.

     We do not own any real property for use in our operations or otherwise.

     Our primary facility is located at 750 Highway 34, Matawan, New Jersey and consist of approximately 6,000 square feet of space. Our space is leased on a month-to month basis at a monthly rent of $7,500. We use our facilities to house our corporate headquarters and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlord and believe that our current facilities will be adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Prior to the 1:200 reverse stock split on April 27, 2006, our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                                                      High             Low
                                                      ----             ---
     2004

     First Quarter                                  $0.00281         $0.00219
     Second Quarter                                 $0.00112         $0.00088
     Third Quarter                                  $0.00088         $0.00081
     Fourth Quarter                                 $0.00062         $0.00050

     2005

     First Quarter                                  $0.00100         $0.00038
     Second Quarter                                 $0.00050         $0.00031
     Third Quarter                                  $0.00138         $0.00038
     Fourth Quarter                                 $0.00050         $0.00031

     2006

     First Quarter                                  $0.00300         $0.00030
     Second Quarter through 4/26/06                 $0.00130         $0.00090

     Subsequent to the 1:200 reverse stock split on April 27, 2006, our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol "IVOI." The following table shows the high and low closing prices for the periods indicated.

                                                      High             Low
                                                      ----             ---
     2006

     Second Quarter: 4/27/06 to 6/30/06              $0.150           $0.060
     Third Quarter                                   $0.085           $0.060
     Fourth Quarter                                  $0.069           $0.019

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


EQUITY COMPENSATION PLAN INFORMATION

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

                                           Number of securities to be     Weighted-average            Number of securities
                                            issued upon exercise of      exercise price of          remaining available for
                                              outstanding options,      outstanding options,      future issuance under equity
                                              warrants and rights       warrants and rights       compensation plans (excluding
                                                       (a)                      (b)           securities reflected in column (a))(c)
Equity compensation plans approved by
security holders                                        0                       N/A                             0

Equity compensation plans not approved
by security holders                                     0                       N/A                       250,000(1)

Total                                                   0                       N/A                       250,000(1)

(1) As of the date of this filing, 250,000 shares of iVoice Class A Common Stock remained available for future issuance under the iVoice 2005 Stock Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards for its executive officers at the end of the most recent completed fiscal year.


HOLDERS OF COMMON EQUITY.

     As of March 30, 2007, the number of record holders of our common shares was approximately 756.

DIVIDEND INFORMATION.

     To date, we have never paid a cash dividend. The Board of Directors has determined that we have sufficient cash available to fund our activities for the foreseeable future and therefore has sufficient cash reserves to declare a dividend of up to $1.5 million payable to all holders of Class A Common Stock. The Board of Directors determined that a cash dividend of $1.5 million would amount to a sum that would provide a measurable benefit to individual shareholders and at the same time would permit us to retain sufficient cash reserves to fund our future working capital needs. At the annual meeting on March 31, 2006, the Board of Directors was granted discretionary authority to declare a cash dividend to Class A Common Stock shareholders of $1.5 million within ninety days following the date of shareholder approval of this proposal. The Board of Directors has not proceeded with the declaration of the dividend and the shareholder approval of this action has lapsed.

SALES OF UNREGISTERED SECURITIES.

     In the year ending December 31, 2006, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

     o On June 7, 2006, we issued 1,000,000 shares of Class A common stock for investor relations services, pursuant to the Consultant Agreement dated June 6, 2006 between iVoice, Inc and CEO Cast, Inc.

     o On May 25, 2006, we issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     o On May 11, 2006, the remaining principal balance of the May 25, 2004 promissory note of $333,760 and $170,016 of accrued interest was converted to a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     o On May 11, 2006, the remaining principal balance of the June 15, 2005 promissory note of $5,000,000 and $544,110 of accrued interest was converted to a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     o On May 30, 2006, July 7, 2006, November 17, 2006 and December 18, 2006, the Company issued an aggregate of 6,416,011 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture.

     o On April 28, 2006, May 12, 2006, August 24, 2006 and November 17, 2006, the Company converted an aggregate 65,167 shares of Class B Common into 6,930,690 shares of Class A Common, pursuant to the provisions of Class B common stock.

DESCRIPTION OF SECURITIES

     Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 10,000,000,000 shares of Class A common stock, no par value per share, 50,000,000 shares of Class B common stock, par value $.01 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share. Below is a description of our outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

     On March 31, 2006, we held an Annual Meeting of Shareholders of iVoice, Inc. at the Holiday Inn, 290 Route 37 East, Toms River, New Jersey 08753 at 11:00 a.m., local time. All holders of our Class A Common Stock and Class B Common Stock as of the close of business on February 17, 2006 were entitled to vote at the 2005 Annual Meeting.

     The following proposals were presented to the shareholders and each was approved by a majority of those shareholders voting in person or by proxy.

     1. To approve the grant of discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million;

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

     5. To consider and approve the authorization of 20 billion shares of Class A Common Stock, only required if Proposal 3 is not approved;

     6. To approve the grant of discretionary authority for the Board of Directors to effect the buyback by us of the Class A Common Stock;

     7.   To elect Jerome Mahoney and Frank Esser to the Board of Directors;

     8. To consider and approve the iVoice, Inc. 2005 Stock Incentive Plan (the "2005 Plan");

     9. To ratify our Board of Directors' selection of Bagell Josephs Levine & Company, LLC to audit our financial statements for the fiscal year ending December 31, 2005; and

     10. To approve the grant of discretionary authority for the Board of Directors to file an amendment to our Certificate of Incorporation to change our name to ARX Emerge, Inc.

     On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the "Amendment") to effect a one for two hundred reverse stock split (the "Reverse Split"). The Reverse Split took effect on April 27, 2006 and the trading symbol of our Class A Common Stock was changed to "IVOI". All shareholders' holdings were divided by two hundred and the number of issued and outstanding Class A Common Stock shares were reduced from 9,994,728,373 to 49,973,994, plus any additional shares issued as a result of the rounding up of fractional shares created by the reverse split. Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.


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

     As of December 31, 2006, we had 69,070,695 shares of Class A common stock issued and outstanding.

CLASS B COMMON STOCK

     Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had previously issued our Class A Common Stock since the Class B Common Stock were issued. Every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock held by that holder, had all of the outstanding Class B Common Stock held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election. With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock shall vote together with Class A Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law. There shall be no cumulative voting by shareholders. Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock, had all of the outstanding Class B Common Stock been converted on the record date established for the purposes distributing any dividend or other shareholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 50,000,000 shares authorized, 2,204,875 issued and 1,605,347 shares outstanding as of December 31, 2006. As of December 31, 2006, these shares of Class B Common Stock are convertible into 267,557,833 shares of Class A common stock.

OPTIONS AND WARRANTS

     As of December 31, 2005, we had outstanding, to persons other than employees, options to purchase 998,260 shares of our Class A common stock. These options have exercise prices ranging from $0.047 per share to $0.1458 per share, with a weighted average exercise price of $0.107 per share. These options expired at various times through November 14, 2006.

     On May 25, 2006, we issued warrants to Cornell Capital Partners to purchase 30,000,000 shares of our Class A common stock. These warrants have exercise prices ranging from $0.30 per share to $0.50 per share, with a weighted average exercise price of $0.40 per share. These warrants expire on May 25, 2011.

STOCK INCENTIVE PLANS

2003 STOCK INCENTIVE PLAN

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

     During the year ended December 31, 2004, we issued 27,509,564 pre-split shares of Class A common stock for legal services related to patent applications valued at $52,978 and 37,931,034 pre-split shares of Class A common stock for legal services valued at $110,000. On April 5, 2005, we issued 30,000,000 pre-split shares of Class A common stock for legal services related to patent applications valued at $13,500.

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

     For the years ended December 31, 2005 and 2006, no shares were granted under the 2005 Plan.

DEBT

     On May 25, 2004, we issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the Standby Equity Distribution Agreement entered into with Cornell in December 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, we repaid Cornell Capital, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the May 25, 2005 promissory note to $856,000. On May 24, 2005, we assigned to Cornell Capital Partners LP all our rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to our promissory note owed to Cornell Capital Partners. On May 11, 2006 the remaining principal balance of the note of $333,760 and $170,016 of accrued interest was converted to a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     On June 15, 2005, we issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of our assets and our rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. On May 11, 2006 the remaining principal balance of the note of $5,000,000 and $544,110 of accrued interest was converted to a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     On May 25, 2006, we issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell.

     On May 25, 2006, we entered into a Securities Purchase Agreement with Cornell whereby we issued to Cornell an aggregate $8,547,886 of Cornell Debentures convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of Cornell Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 to be issued to Cornell two (2) business days prior to the date the Registration Statement is declared effective by the SEC.

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

RECLASSIFICATION OF ACCOUNTS IN THE PRIOR PERIOD FINANCIAL STATEMENTS

     The Company has reclassified certain accounts in the balance sheet, statements of operations and statements of cash flows for the year ended December 31, 2005, to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

PLAN OF OPERATION.

     To date, we have incurred substantial losses and do not produce enough cash from operations to cover our operating cash requirements. We raise our necessary working capital from financing transactions that include the issuance of common stock or instruments that are convertible into common stock, which have a dilutive effect on current shareholders.

     We have determined that the best way to create shareholder value, separate and apart from our operating performance, is by spinning off and distributing shares of our wholly owned subsidiaries in the form of a special dividend to our shareholders. The common stock distributions are part of a broader strategy relating to our transition into a company focused on the development and licensing of proprietary technologies. We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value. See the discussions below regarding our ongoing activities.


DIVIDENDS / SPIN-OFFS:

IN THE LAST 36 MONTHS, WE HAVE SUCCESSFULLY SPUN-OFF FOUR SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO OUR SHAREHOLDERS.

Trey Resources: In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. The successful Trey Resources spin-off demonstrated the feasibility of the mechanism and established further opportunities for both entities. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired three companies, hired the management of a fourth company, and grown from no sales to revenues at a current operating rate of nearly $4 million per annum.

iVoice Technology, Inc: On September 7, 2004, we announced the anticipated distribution to the Company's shareholders all common stock of a newly formed subsidiary, iVoice Technology, Inc. This move was designed to unlock the value in iVoice's interactive voice recognition (IVR) software technology by transferring this technology to an independent public company, iVoice Technology, and thereafter distributing the common stock of this subsidiary to the Company's shareholders. iVoice Technology will initially focus on building a business around the IVR technology. iVoice completed the spin-off of iVoice Technology and the distribution of iVoice Technology common stock to iVoice shareholders in the form of a special dividend in August 2005.

Deep Field Technologies, Inc. On September 13, 2004, we announced the anticipated distribution to the Company's shareholders all common stock of a newly formed subsidiary, Deep Field Technologies, Inc., as a way to unlock the value in its Unified Messaging software technology. Unified Messaging links telephone systems to computer networks and allows users wherever they may be to access voice mail and retrieve e-mail in a single operation through existing local area networks. iVoice completed the spin-off of Deep Field Technologies and the distribution of Deep Field Technologies common stock to iVoice shareholders in the form of a special dividend in August 2005.

SpeechSwitch, Inc.: On November 5, 2004, we announced the anticipated distribution to the Company's shareholders all common stock shares of its newly formed subsidiary SpeechSwitch, Inc. The iVoice board of directors authorized management to pursue a strategy designed to unlock the value in the Company's speech recognition software by spinning it off into a new independent public company, SpeechSwitch, Inc. iVoice completed the spin-off of SpeechSwitch and the distribution of SpeechSwitch common stock to iVoice shareholders in the form of a special dividend in August 2005. The assets that will become part of SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

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

     Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

     The remaining patent applications are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", "iVoice Speech Enabled Name Dialer", the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", the "Product Location Method Utilizing Product Bar and Product-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Aisle-Situated, Aisle-Identifying Bar Code", "Product Location Method Utilizing Bar Code and Product-Situated, Aisle-Identifying Bar Code", "Wireless Methodology for Talking Consumer Products", "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling and with Advertising and/or News Message."

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

SALES & LICENSING OF PATENTS:

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

     On January 26, 2007, we entered into an Extension Agreement (the "Extension Agreement") with Thomas Pharmaceuticals and Thomas Acquisition. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice. It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing.

     On March 30, 2007, we announced that we intend to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The payment date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement is expected to be filed in April 2007.


ALTERNATIVE ENERGY SECTOR:

     On July 25, 2006, we issued a press release reporting that iVoice Innovations, Inc. ("iVoice Innovations"), a wholly-owned subsidiary of iVoice, had entered into an Option Agreement to acquire four acres of land in Hanover County, Virginia, approximately 20 miles from Richmond, Virginia, together with all improvements, easements, water rights, mineral rights and other structures for a total cost of $800,000. On October 17, 2006, this Option Agreement lapsed without iVoice Innovations exercising its option to purchase this land. After reviewing the results of the feasibility study for this project, it was learned that the capital expenditures needed to construct the biodiesel facility were far in excess of the original estimates.

     On September 6, 2006, we issued a press release reporting that iVoice Innovations, Inc. ("iVoice Innovations"), a wholly-owned subsidiary of iVoice, had executed a letter of intent to build and operate a biodiesel production facility in central Long Island, New York that will be initially designed to produce up to 10 million gallons per year of biodiesel from vegetable oils, animal fats and yellow grease. On October 15, 2006, iVoice Innovations received notice that the owner of the site in New York decided not to go forward with the plans to construct the contemplated biodiesel facility with iVoice Innovations. iVoice Innovations has curtailed their efforts to identify additional opportunities at this time.


SUMMARY:

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

     In August 2006, we spun-off our three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. As a result of the spin-off, we reclassified the accounts of the subsidiaries on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". In addition, in January 2006, we acquired Thomas Pharmaceuticals, which is a start-up company with limited operations prior to the merger. Accordingly, our results of operations had minimal activity in 2005, which makes the comparison to 2006 not meaningful.

     Total sales for the year ended December 31, 2006 and 2005 were $315,938 and $9,102, respectively. The sales in 2006 primarily represent initial product sales of our Acid-All product that was introduced in March and is being promoted by our subsidiary, Thomas

Pharmaceuticals. The balance of the sales in 2006 represents the sale of several of our patents to Lamson Holdings LLC. The sales in 2005 represent deferred maintenance contracts that were not allocated to the three spun-off subsidiaries.

     Cost of sales for the year ended December 31, 2006 and 2005 were $222,514 and $627, respectively. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments and the deferred costs associated with the patents that were sold to Lamson Holding. The cost of sales in 2005 represents the remaining costs that were not allocated to the three spun-off subsidiaries.

     Total operating expenses for the year ended December 31, 2006 and 2005, were $2,391,634 and $640,259, respectively. Comparison of the current period to the prior period is not meaningful. Operating expenses for the current period include $1,050,053 of costs related to the Thomas operations. Of these expenses, $366,282 was for advertising campaigns initiated to introduce the Acid-All products. Other costs include selling and marketing expenses of $235,647 and consulting for product and packaging of $60,864. The remaining costs include salaries, benefits, rent and supplies for the Thomas operations. The ongoing expenses of the parent were $1,120,540, which primarily represents salaries and benefits for the President and direct staff, professional fees for investor relations, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, which is shared with the spun-off companies. The 2006 amounts also include $13,958 of general and administrative fees for iVoice Innovations and $207,083 of amortization of financing costs, which is being written off over the balance of the term of the Cornell debentures.

     Total other income (expense) for the year ended December 31, 2006 was an expense of $848,696. This total was primarily comprised of $2,128,550 amortization of the discount on debt and interest expense of $576,882 on the Cornell debentures and related party loans. These amounts were offset by $521,509 of interest income on the cash accounts, $1,197,785 gain on revaluation of the derivatives and $124,873 of administrative service fees charged to the spun-off companies. Comparison of the current period to the prior period is not meaningful.

     Net loss from continuing operations for the year ending December 31, 2006 and 2005, was $3,146,906 and $503,130, respectively, as the result of the factors discussed above. Comparison of the current period to the prior period is not meaningful.

     Net loss from discontinued operations for the year ended December 31, 2005 was $762,770. The subsidiaries had been experiencing reduced product sales, higher operating costs related to going public costs and increases in the salaries and benefits related to the newly hired management teams.

     The total net loss for the year ended December 31, 2006 was $3,146,906 as compared to the net loss of $1,265,900 for the year ended December 31, 2005. The increase in net loss of $1,881,006 was the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

     During the years ended December 31, 2006 and 2005, and allowing for the reclassification of Subsidiary accounts in both periods, we had incurred net losses from continuing operations of $3,146,906 and $503,130, respectively, and had cash flow deficiencies from continuing operations of $1,214,206 and $154,087, respectively. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $200,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $90,000, occupancy costs of $15,000, professional fees of $40,000, advertising $30,000, net interest expenses of $16,500, and miscellaneous administrative expenses of $9,500. We expect to fund these monthly obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the year ended December 31, 2006, we had a net decrease in cash of $136,597. iVoice's principal sources and uses of funds in the year ended December 31, 2006 were as follows:

     CASH FLOWS FROM OPERATING ACTIVITIES. We used $1,214,206 in cash for continuing operations in the year ended December 31, 2006, an increase of $1,060,119 compared to $154,087 in cash used for continuing operations in the year ending December 31, 2005. The increase in cash used in continuing operations was primarily used to fund the start-up of the Thomas merger for inventory, advertising, salaries and expenses.

     The net effect on cash flows from operating activities by the discontinued operations for the year ending December 31, 2005 was $537,150. This was the cash flow effect of spinning off the discontinued operations.

     CASH FLOWS FROM INVESTING ACTIVITIES. We provided cash of $57,359 from investing activities in the year ended December 31, 2006, compared to $404,229 in cash provided by investing activities in the year ended December 31, 2005. The Company upgraded the computers and network for the Thomas operations in 2006 and sold and/or wrote off various securities and patents during the year. The Company also continues to invest money in its trademarks and patent portfolios. In 2005, the Company transferred $500,000 of marketable securities to Cornell Capital Partners as payment on the outstanding promissory notes.

     The net effect on cash flows from investing activities from the discontinued operations for the year ending December 31, 2005 was $19,137. This was the cash flow effect of spinning off the discontinued operations.

     CASH FLOWS FROM FINANCING ACTIVITIES. We provided $1,020,250 cash from financing in the year ended December 31, 2006. This represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to Cornell Capital Partners and the $136,000 repayment of principal from the sale of patents to Lamson Holdings LLC. For the year ended December 31, 2005, the Company provided $3,969,760 from financing activities. This represented the net proceeds from the sale of a $5,000,000 Promissory Note to Cornell Capital Partners and the $522,740 repayment of principal from the transfer of the marketable securities discussed above.

     The net effect on cash flows from financing activities from the discontinued operations was a decrease in cash of $1,760,000 for the year ending December 31, 2005. This was the cash flow effect of spinning off the discontinued operations.

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

     On May 25, 2006, we entered into a Securities Purchase Agreement with Cornell whereby we issued to Cornell an aggregate $8,547,886 of Cornell Debentures which are convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of Cornell Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 that will be issued to Cornell two (2) business days prior to the date the upcoming Registration Statement is declared effective by the SEC.

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

     In addition, on any conversion date, Cornell may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to Cornell, when aggregated with all other shares of our Class A Common Stock beneficially owned by Cornell at such time, would result in Cornell beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock. For example, assuming Cornell did not beneficially own any shares of our Class A Common Stock at the time of conversion, if Cornell were to request a conversion of $100,000 at a conversion price of $.02, then we would have to issue 5,555,555 shares ($100,000 / ($.02 multiplied by 90%) to Cornell. Since this number of shares exceeds 4.9% of our issued and outstanding shares of Class A Common Stock (3,384,464 shares), then Cornell could request that we make a cash payment of $43,422 (2,171,091 multiplied by $.02). We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

     We cannot predict the actual number of shares of Class A Common Stock that will be issued pursuant to the Cornell Debentures, in part, because the conversion price of the Cornell Debentures will fluctuate based on prevailing market prices. If we are unable to issue enough shares to meet our obligations, then Cornell could request cash payments, which could have a material impact on our long-term growth strategy.

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


OFF BALANCE SHEET ARRANGEMENTS

     During the year ended December 31, 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


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

     Our Board of Directors were advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended December 31, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weakness in our internal controls:

     A material weakness in the Company's internal controls existed as of December 31, 2006. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

     Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS.

     Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                       Period Served as
Name                  Age    Position                  Officer\Director
----                  ---    --------                  ----------------

Jerome R. Mahoney     47     President, CEO,           5-21-99 to present
                             Director

Frank V. Esser        67     Director                  2-24-04 to present

     JEROME R. MAHONEY. Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors since January 1, 2003. He serves as Non-Executive Chairman of the Board of SpeechSwitch, Inc., Matawan, New Jersey, and has held this position since November 10, 2004. He has served as Non-Executive Chairman of the Board of MM(2) Group, Inc., Matawan, New Jersey since October 19, 2005. He is the President, Chief Executive Officer, Chief Financial Officer and Secretary of iVoice Technology, Inc, Matawan, NJ, and has held this position since August 30, 2006. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until February 13, 2007. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

     FRANK V. ESSER. Board Member since February 24, 2004 and the Head of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, he functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products. Ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of iVoice Technology, Inc., Matawan, New Jersey, since June 2005. Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

     There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2006, the Company has an audit committee in place and has one independent member of the Board of Directors.

     For the year ended December 31, 2006, the Board held one meeting, which was also the Annual Meeting of Shareholders, and acted eleven times through written unanimous consent in lieu of a meeting.

AUDIT COMMITTEE

     During 2006, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2006 and once acted through written unanimous consent in lieu of a meeting. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.


                              CORPORATE GOVERNANCE

DIRECTOR INDEPENDENCE

iVoice's board of directors consists of Jerome R. Mahoney and Frank V. Esser. Mr. Esser is an "independent director" as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

AUDIT COMMITTEE

iVoice's audit committee currently consists of Messrs. Esser and Mahoney. Mr. Esser is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules. Mr. Mahoney is not an independent member of the audit committee.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members. Due to the Company's size, it finds it difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year.


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


ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE


                                                 All Other        Total
Name and Position(s)          Year   Salary($)  Compensation   Compensation
--------------------          ----   ---------  ------------   ------------

Jerome R. Mahoney
   Chief Executive Officer    2006   $327,800      $866 (1)      $328,666
    and President             2005   $298,000      $866 (1)      $298,866

(1) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2005, 2004 and 2003.


COMPENSATION OF DIRECTORS

     The following table sets forth compensation information for services rendered by our directors during the last completed fiscal year. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION


                       Fees Earned or         All Other              Total
Name                  Paid in Cash ($)     Compensation ($)     Compensation ($)
-----                 ----------------     ----------------     ----------------

Frank V. Esser(1)        $24,000(2)                $0               $24,000

(1) Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year. Mr. Esser also serves on the Board of Directors of Thomas Pharmaceuticals, Ltd, our subsidiary, since January 2006 at a fee of $12,000 per year.

(2) The $24,000 represents fees earned. Mr. Esser has received $18,000 in cash compensation during this period.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 22, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 22, 2007 a total of 76,719,303 shares of Class A common stock outstanding and a total of 1,605,347 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

     The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 22, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.


                            OWNERSHIP OF COMMON STOCK

                                                                        COMMON STOCK
                                                                      BENEFICIALLY OWNED
NAME/ADDRESS                          TITLE OF CLASS                NUMBER         PERCENT
------------                          --------------                ------         -------
Jerome R. Mahoney                     Class A Common Stock      315,277,272(1)       80.5%
c/o iVoice, Inc.                      Class B Common Stock        1,605,347(1)      100.0%
750 Highway 34
Matawan, New Jersey  07747

Frank V. Esser (Director)             Class A Common Stock           70,892           0.0%
27 Arden Road
Old Bridge, New Jersey  08857

Cornell Capital Partners LLC          Class A Common Stock      668,875,460(2)       90.4%
101 Hudson Street, Suite 3700
Jersey City, New Jersey  07302

Director and executive                Class A Common Stock         315,347,164       80.5%
officer as a group                    Class B Common Stock           1,605,347      100.0%

(1) Includes (i) 119,865 shares of our Class A common stock held by Mr. Mahoney and his minor aged children, (ii) 297,286,481 shares of our Class A common stock issuable upon conversion of 1,605,347 shares of our Class B common stock held by Mr. Mahoney, and (iii) 17,870,926 shares of our Class A common stock issuable upon conversion of a promissory note dated March 20, 2001, as amended on August 13, 2002. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest. At March 22, 2007, the total balance owed to Mr. Mahoney was $96,503, convertible into 96,503 shares of our Class B common stock, or 17,870,926 shares of our Class A common stock.

(2) Includes (i) 5,912,497 shares of our Class A common stock held by Cornell Capital, (ii) 632,962,963 shares of our Class A common stock issuable upon conversion of $6,836,000 principal balance on the Cornell Convertible Debentures, and (iii) 30,000,000 shares of our Class A common stock issuable upon conversion of Cornell Warrants. Pursuant to the terms of the Cornell Convertible Debentures, Cornell may, at any time, convert outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the Cornell Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2006, the total balance owed to Mr. Mahoney by the Company was $96,503, which is convertible into 96,503 shares of our Class B common stock, or 17,870,926 shares of our Class A common stock.

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

3.5 Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 7, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K dated March 30, 2006.

4.1 Secured Convertible Debenture dated May 11, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $5,544,110. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.2 Secured Convertible Debenture dated May 11, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $503,776. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.3 Secured Convertible Debenture dated May 25, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $1,250,000. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.4 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.30. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.5 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.40. (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.6 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.50. (incorporated herein by reference to Exhibit 4.6 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

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

10.06 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004). Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. (incorporated

10.07 herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the SEC on November 14,
          2003).

10.09 Assignment Agreement dated May 24, 2005 between iVoice, Inc, Cornell Capital Partners, LP and Corporate Strategies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005).

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

10.14 iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.

10.15 Amended and Restated Security Agreement, dated May 25, 2006 between Cornell Capital Partners, LP and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.16 Investor Registration Rights Agreement, dated May 25, 2006, between iVoice, Inc. and Cornell Capital Partners, LP. (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.17 Securities Purchase Agreement, dated May 25, 2006, iVoice, Inc. and Cornell Capital Partners, LP. (incorporated herein by reference to
          Exhibit 10.17 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.18 Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John
          H. Kirkwood, an individual, and Maureen Gillespie, an individual (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.19 Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.20 Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.21 Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.22 Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.23 Investors Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.24 Escrow Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, and Meritz & Muenz LLP (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15,
          2006).

10.25 Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.26 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.27 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr. (incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.28 Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.28 of Amendment No. 2 to Form SB-2 filed on October 23, 2006).

10.29 Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

10.30 Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

10.31 Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26,
          2007).

10.32 Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

10.33 Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31,
          2003).

21        List of Subsidiaries*

22 Definitive Proxy Statement (incorporated by reference to the Registrant's Form DEF 14A filed on February 27, 2006).

31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.*

--------------------
*Filed herein

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2006 and December 31, 2004 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


     SERVICES                                            2006          2005
     --------                                            ----          ----

     Audit Fees                                         $28,000       $30,000

     Audit - Related Fees                                 (1)         $ 3,490

     Tax fees                                             (1)         $ 1,500

     All Other Fees (review of other filings)           $18,836          --

     Total                                              $46,836       $34,990

     (1) Included in base audit fee, not itemized

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



           iVoice, Inc..

             By: /s/ JEROME R MAHONEY                     April 2, 2007
                 ------------------------
                 Jerome R. Mahoney
                 President, Chief Executive Officer,
                 Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              By: /s/ Jerome R. Mahoney                   April 2, 2007
                  -----------------------
                  Jerome R. Mahoney
                  President, Chief Executive Officer,
                  Chief Financial Officer and Director


              By: /s/ Frank V. Esser                      April 2, 2007
                  -----------------------
                  Frank V. Esser
                  Director

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

3.5 Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 7, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K dated March 30, 2006.

4.1 Secured Convertible Debenture dated May 11, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $5,544,110. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.2 Secured Convertible Debenture dated May 11, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $503,776. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.3 Secured Convertible Debenture dated May 25, 2006, between Cornell Capital Partners, LP and iVoice, Inc. for the principal value of $1,250,000. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.4 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.30. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.5 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.40. (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.6 Warrant to Purchase 10,000,000 shares of common stock issued to Cornell Capital Partners, LP on May 25, 2006 at an exercise price per share of $.50. (incorporated herein by reference to Exhibit 4.6 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

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

10.06 Letter Agreement dated December 19, 2003 between iVoice, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2\A filed on February 5, 2004). Administrative Services Agreement dated February 22, 2003 between iVoice, Inc. and Trey Resources, Inc. . (incorporated

10.07 herein by reference to Exhibit 10.34 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the SEC on November 14,
          2003). Assignment Agreement dated May 24, 2005 between iVoice, Inc, Cornell Capital Partners, LP and Corporate Strategies, Inc.

10.09 (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005). Security Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by

10.10 reference to Exhibit 10.2 to the Current Statement on Form 8-K filed on June 27, 2005). Secured Promissory Note dated June 15, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated herein by

10.11 reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 27, 2005). Consulting Services Agreement dated May 24, 2005 between iVoice, Inc and Cornell Capital Partners, LP (incorporated

10.12 herein by reference to Exhibit 10.4 to the Current Statement on Form 8-K filed on June 27, 2005). iVoice, Inc. 2003 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on

10.13 November 21, 2003. iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on

10.14     February 27, 2006.

10.15 Amended and Restated Security Agreement, dated May 25, 2006 between Cornell Capital Partners, LP and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.16 Investor Registration Rights Agreement, dated May 25, 2006, between iVoice, Inc. and Cornell Capital Partners, LP. (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.17 Securities Purchase Agreement, dated May 25, 2006, iVoice, Inc. and Cornell Capital Partners, LP. (incorporated herein by reference to
          Exhibit 10.17 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.18 Agreement and Plan of Merger dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John
          H. Kirkwood, an individual, and Maureen Gillespie, an individual (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.19 Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.20 Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.21 Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.22 Shareholders Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, Thomas Pharmaceuticals Ltd., a New York corporation, Farris M. Thomas, Jr., an individual, John E. Lucas, an individual, Richard C. Brogle, Nina Schwalbe, an individual, John H. Kirkwood, an individual, and Maureen Gillespie, an individual (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.23 Investors Registration Rights Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.24 Escrow Agreement dated January 6, 2006 by and among iVoice, Inc., Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation, and Meritz & Muenz LLP (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15,
          2006).

10.25 Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.26 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and John E. Lucas (incorporated herein by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.27 Employment Agreement dated January 6, 2006 by and between Thomas Pharmaceuticals, Ltd. a New Jersey corporation, and Farris M. Thomas, Jr. (incorporated herein by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.28 Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.28 of Amendment No. 2 to Form SB-2 filed on October 23, 2006).

10.29 Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

10.30 Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

10.31 Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26,
          2007).

10.32 Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

10.33 Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31,
          2003).

21        List of Subsidiaries*

22 Definitive Proxy Statement (incorporated by reference to the Registrant's Form DEF 14A filed on February 27, 2006).

31.1 Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.*

--------------------
*Filed herein

                          IVOICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                          IVOICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------






                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                       2 - 3

     Statements of Operations                                             4

     Statements of Stockholders' Equity                                   5 - 8

     Statement of Accumulated Other Comprehensive Income (Loss)           9

     Statements of Cash Flows                                            10 - 12

     Notes to Consolidated Financial Statements                          13 - 41

                     Bagell, Josephs, Levine & Company, LLC
                200 Haddonfield Berlin Road, Gibbsboro, NJ 08026
                       Tel: 856.346.2828 Fax: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out their subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                          Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 27, 2007
                          iVOICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS


                                                                              2006           2005
                                                                          ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                               $ 10,865,335   $ 11,001,932
  Securities available for sale                                                202,594        622,935
  Accounts receivable, net of allowance for product returns of $136,858         55,675             --
  Inventory                                                                     64,757             --
  Prepaid expenses and other current assets                                    205,577        306,233
                                                                          ------------   ------------

      Total current assets                                                  11,393,938     11,931,100
                                                                          ------------   ------------


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $219,208 and
$192,103                                                                       122,899         27,613
                                                                          ------------   ------------


OTHER ASSETS
  Deferred financing costs, net of accumulated amortization of $355,104
      and $148,021                                                              72,396        105,729
  Intangible assets, net of accumulated amortization of $0 and $5,010          255,767        222,460
  Deposits and other assets                                                      8,641          6,666
                                                                          ------------   ------------

      Total other assets                                                       336,804        334,855
                                                                          ------------   ------------

TOTAL ASSETS                                                              $ 11,853,641   $ 12,293,568
                                                                          ============   ============



                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                                  December 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                              2006           2005
                                                                          ------------   ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $    935,265   $    808,700
  Due to related parties                                                        96,503         47,344
  Notes payable, current amount                                                     --        333,760
                                                                          ------------   ------------

      Total current liabilities                                              1,031,768      1,189,804
                                                                          ------------   ------------

LONG TERM DEBT
  Convertible debenture payables, net of discount of $5,169,335              1,761,665             --
  Derivative liability on convertible debentures                             5,380,418             --
  Notes payable, net of current portion                                         20,000      5,000,000
                                                                          ------------   ------------
      Total long term debt                                                   7,162,083      5,000,000
                                                                          ------------   ------------

      Total liabilities                                                      8,193,851      6,189,804
                                                                          ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; Authorized shares - 1,000,000;
      Issued and outstanding shares - none                                          --             --
  Common stock, Class A:
      2006 - no par value; Authorized 10,000,000,000,
         69,073,695 shares issued, 69,070,695 shares outstanding
      2005 - no par value; Authorized 10,000,000,000,
         49,976,994 shares issued, 49,973,994 shares outstanding            24,831,084     24,457,546
  Common stock, Class B:
      2006 - $.01 par value; authorized 50,000,000
         2,204,875 shares issued, 1,605,347 shares outstanding,
      2005 - $.01 par value; authorized 50,000,000
         2,204,875 shares issued, 1,670,514 shares outstanding                  16,053         16,705
  Additional paid-in capital                                                   719,702             --
  Accumulated other comprehensive income (loss)                               (376,559)        13,097
  Accumulated deficit                                                      (21,501,690)   (18,354,784)
  Treasury stock, 3,000 Class A shares, at cost                                (28,800)       (28,800)
                                                                          ------------   ------------

       Total stockholders' equity                                            3,659,790      6,103,764
                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 11,853,641   $ 12,293,568
                                                                          ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                              2006           2005
                                                                          ------------   ------------
                                                                                        (reclassified)
SALES, NET                                                                $    315,938   $      9,102

COST OF SALES                                                                  222,514            627
                                                                          ------------   ------------

GROSS PROFIT                                                                    93,424          8,475
                                                                          ------------   ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling expenses                                                             601,929             --
  General and administrative expenses                                        1,555,517        474,714
  Amortization of financing costs                                              207,083        148,021
  Depreciation and amortization                                                 27,105         17,524
                                                                          ------------   ------------

      Total selling, general and administrative expenses                     2,391,634        640,259
                                                                          ------------   ------------

LOSS FROM CONTINUING OPERATIONS                                             (2,298,210)      (631,784)
                                                                          ------------   ------------

OTHER INCOME \ (EXPENSE)
  Other income                                                                 658,971        629,194
  Gain on revaluation of derivatives                                         1,197,765             --
  Amortization of discount on debt                                          (2,128,550)            --
  Interest expense                                                            (576,882)      (500,540)
                                                                          ------------   ------------
      Total other income (expense)                                            (848,696)       128,654
                                                                          ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                                  (3,146,906)      (503,130)

PROVISION FOR INCOME TAXES                                                          --             --
                                                                          ------------   ------------

LOSS FROM CONTINUING OPERATIONS                                             (3,146,906)      (503,130)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from discontinued operations                                                 --       (762,770)
                                                                          ------------   ------------

NET LOSS APPLICABLE TO COMMON SHARES                                      $ (3,146,906)  $ (1,265,900)
                                                                          ============   ============

NET LOSS PER BASIC AND DILUTED COMMON SHARE
  Continuing Operations: basic and diluted                                $       (.06)  $       (.01)
                                                                          ============   ============
  Discontinued Operations: basic and diluted                              $       (.00)  $       (.02)
                                                                          ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Continuing Operations: basic and diluted                                  55,371,797     49,517,826
                                                                          ============   ============
  Discontinued Operations: basic and diluted                                55,371,797     49,517,826
                                                                          ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                          Common Stock Class A                Common Stock Class B
                                                    --------------------------------    --------------------------------
                                                        Shares            Amount            Shares            Amount
                                                    --------------    --------------    --------------    --------------
Balance at January 1, 2005                           9,144,887,874    $   24,460,709         1,714,180    $           42

Issuance of common stock to replace negative
escrow                                                 103,840,499                --                --                --

Issuance of common stock for payment of legal
services related to patent applications                 30,000,000            13,500                --                --

Issuance of stock on conversion of Class B shares      716,000,000                38           (43,666)              (38)

Unrealized gain on securities available for sale                --                --                --                --

Spin-off of subsidiaries to shareholders                        --                --                --                --

Adjustment for change in par value                              --           (16,701)               --            16,701

Retroactive restatement for reverse split (1:200)   (9,944,754,379)               --                --                --

Net loss for the year ended December 31, 2005
from continuing operations                                      --                --                --                --

Net loss for the year ended December 31, 2005
from discontinued operations                                    --                --                --                --
                                                    --------------    --------------    --------------    --------------

Balance at December 31, 2005                            49,973,994    $   24,457,546         1,670,514    $       16,705
                                                    ==============    ==============    ==============    ==============


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                                          Accumulated
                                                                                            Other             Total
                                                                        Accumulated      Comprehensive     Stockholders'
                                                       Treasury           Deficit           Income            Equity
                                                         Stock        (Reclassified)       (Losses)       (Reclassified)
                                                    --------------    --------------    --------------    --------------
Balance at January 1, 2005                          $      (28,800)   $  (19,051,782)   $           --    $    5,380,169

Issuance of common stock to replace negative
escrow                                                          --                --                --                --

Issuance of common stock for payment of legal
services related to patent applications                         --                --                --            13,500

Issuance of stock on conversion of Class B shares               --                --                --                --

Unrealized gain on securities available for sale                --                --            13,097            13,097

Spin-off of subsidiaries to shareholders                        --         1,962,898                --         1,962,898

Adjustment for change in par value                              --                --                --                --

Retroactive restatement for reverse split (1:200)               --                --                --                --

Net loss for the year ended December 31, 2005 from
continuing operations                                           --          (503,130)               --          (503,130)

Net loss for the year ended December 31, 2005 from
discontinued operations                                         --          (762,770)               --          (762,770)
                                                    --------------    --------------    --------------    --------------

Balance at December 31, 2005                        $      (28,800)   $  (18,354,784)   $       13,097    $    6,103,764
                                                    ==============    ==============    ==============    ==============




                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005





                                                          Common Stock Class A                Common Stock Class B
                                                    --------------------------------    --------------------------------
                                                        Shares            Amount            Shares            Amount
                                                    --------------    --------------    --------------    --------------
Balance at January 1, 2006                              49,973,994    $   24,457,546         1,670,514    $       16,705

Issuance of common stock for public relations
services                                                 1,000,000            85,000                --                --

Issuance of common stock for payment of prior
period legal services                                    4,750,000            57,000                --                --

Issuance of stock on conversion of Class B shares        6,930,690               652           (65,167)             (652)

Issuance of stock as repayment of principal on
an outstanding convertible debentures                    6,416,011           230,886                --                --

Unrealized loss on securities available for sale                --                --                --                --

Discount on debt for free-standing warrants                     --                --                --                --

Debt discount on fair value derivative in excess
of convertible debenture                                        --                --                --                --

Adjustment to derivative liability on debt
conversion                                                      --                --                --                --

Net loss for the year ended December 31, 2006                   --                --                --                --
                                                    --------------    --------------    --------------    --------------

Balance at December 31, 2006                            69,070,695    $   24,831,084         1,605,347    $       16,053
                                                    ==============    ==============    ==============    ==============



                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005




                                                                                                Accumulated
                                                                                                   Other
                                                                 Additional                     Comprehensive      Total
                                                  Treasury        Paid-In       Accumulated        Income       Stockholders'
                                                   Stock          Capital         Deficit         (Losses)         Equity
                                                ------------    ------------    ------------    ------------    ------------

Balance at January 1, 2006                      $    (28,800)   $         --    $(18,354,784)   $     13,097    $  6,103,764

Issuance of common stock for public relations
services                                                  --              --              --              --          85,000

Issuance of common stock for payment of prior
period legal services                                     --              --              --              --          57,000

Issuance of stock on conversion of Class B
shares                                                    --              --              --              --              --

Issuance of stock as repayment of principal
on an outstanding convertible debentures                  --              --              --              --         230,886

Unrealized loss on securities available for
sale                                                      --              --              --        (389,656)       (389,656)

Discount on debt for free-standing warrants               --       1,992,323              --              --       1,992,323

Debt discount on fair value derivative in
excess of convertible debenture                           --      (1,602,516)             --              --      (1,602,516)

Adjustment to derivative liability on debt
conversion                                                --         329,895              --              --         329,895

Net loss for the year ended December 31, 2006             --              --      (3,146,906)             --      (3,146,906)
                                                ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2006                    $    (28,800)   $    719,702    $(21,501,690)   $   (376,559)   $  3,659,790
                                                ============    ============    ============    ============    ============




                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                                                              Accumulated Other
                                                                                                Comprehensive
                                                                                                Income (Loss)
                                                                                                ------------
Balance at January 1, 2005                                                                      $         --

Unrealized gain on securities available for sale                                                      13,097
                                                                                                ------------
Balance at December 31, 2005                                                                          13,097

Unrealized loss on securities available for sale:
    Unrealized losses arising during the period                                 $   (412,906)
    Less: reclassification adjustment for losses included in net loss                 23,250
                                                                                ------------
    Net change for the period                                                                       (389,656)
                                                                                                ------------
Balance at December 31, 2006                                                                    $   (376,559)
                                                                                                ============












                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                                                2006            2005
                                                                            ------------    ------------
                                                                                           (reclassified)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                      $ (3,146,906)   $   (503,130)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
   Depreciation and amortization                                                  27,105          17,524
   Amortization of prepaid financing costs                                       207,083         148,021
   Amortization of discount on debt conversion                                 2,128,550              --
   Provision for product returns                                                 136,858              --
   Dividend income of marketable securities                                           --        (301,197)
   Loss on sales or exchange of marketable securities                             23,250           6,250
   Issuance of common stock services                                              85,000          13,500
   Gain on revaluation of derivatives                                         (1,197,765)             --
      Changes in certain assets and liabilities:
        (Increase) decrease in accounts receivable                              (192,533)            411
        (Increase) in inventory                                                  (64,757)             --
        (Increase) decrease in prepaid and other current assets                   20,581         (38,683)
        Increase in accounts payable and accrued expenses                        710,169         476,562
        (Decrease) in deferred maintenance contracts                                  --          (9,320)
        Increase in related party accounts                                        49,159          35,975
                                                                            ------------    ------------

   Total (cash used) in operating activities of continuing operations         (1,214,206)       (154,087)
                                                                            ------------    ------------

   Net loss from discontinued operations                                              --        (762,770)
   Net effect on cash flow from spin-off of subsidiaries                              --       1,299,920
                                                                            ------------    ------------

   Total cash provided by operating activities of discontinued operations             --         537,150
                                                                            ------------    ------------

      Total cash provided by (used in) operating activities                   (1,214,206)        383,063
                                                                            ============    ============







                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                2006            2004
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                             (7,216)         (9,400)
   Receipt of marketable securities in settlement of receivables                      --         (64,891)
   Net proceeds from sales of marketable securities                                7,435         500,000
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd.                          36              --
   Sale and/or write-off of intangible assets                                     78,804              --
   Purchase of intangibles assets                                                (21,700)        (21,480)
                                                                            ------------    ------------
   Total cash provided by investing activities from continuing operations         57,359         404,229
                                                                            ------------    ------------

   Adjustments to reconcile total cash provided by investing activities
   from discontinued operations                                                       --          19,137
                                                                            ------------    ------------

      Total cash provided by investing activities                                 57,359         423,366
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Prepaid offering and debt issue costs                                         (93,750)       (507,500)
   Gross proceeds from debt financing                                          1,250,000       5,000,000
   Repayment of debt financing                                                  (136,000)       (522,740)
                                                                            ------------    ------------

   Total cash provided by financing activities from continuing operations      1,020,250       3,969,760
                                                                            ------------    ------------

   Adjustments to reconcile total cash (used in) financing activities
   from discontinued operations                                                       --      (1,760,000)
                                                                            ------------    ------------

   Total cash provided by financing activities                                 1,020,250       2,209,760
                                                                            ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (136,597)      3,016,189


CASH AND EQUIVALENTS - Beginning of year - Continuing Operations              11,001,932       6,763,346
                                                                            ------------    ------------
CASH AND EQUIVALENTS - Beginning of year - Discontinued Operations                    --       1,222,397
                                                                            ------------    ------------


CASH AND EQUIVALENTS - END OF YEAR - Continuing Operations                  $ 10,865,335    $ 11,001,932
                                                                            ============    ============


CASH PAID DURING THE YEAR FOR:
   Interest expense                                                         $         --    $         --
                                                                            ============    ============
   Income taxes                                                             $         --    $         --
                                                                            ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  FO THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2006, the Company:

a) The Company issued 6,416,011 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $230,886.

b) The Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

c) On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd. The net effect on cash flows is as follows:

     Cash                                            $      36
     Property and equipment                            115,175
     Intangible assets                                  95,411
     Deposits and other assets                           1,900
     Accounts payable and accrued expenses            (187,522)
     Notes payable, net of current portion             (20,000)
     Minority interest in subsidiary stock              (5,000)
                                                     ---------
     Total                                           $      --
                                                     =========


d) The Company converted 65,167 shares of Class B Common into 6,930,690 shares of Class A Common, pursuant to the provisions of Class B common stock.

e) The Company issued 4,750,000 shares of Class A common stock for payment of prior period legal services at a value of $57,000.

f) The Company issued 30,000,000 warrants to Cornell Capital Partners, with a fair market value of $1,992,323, as part of the refinancing of the Cornell debt.


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

d) The Company received a stock dividend from Health Express, USA in the amount of $301,197 for the shares owned in NuWave Technology.


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                          IVOICE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a)       Basis of Presentation
         ---------------------
         iVoice, Inc. formerly known as Visual Telephone International, Inc. ("Visual") was incorporated under the laws of Utah on December 2, 1995, and subsequently changed to Delaware.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

         As part of the Spin-off, the Company transferred certain of its assets and related liabilities to iVoice Technology, Deep Field and SpeechSwitch immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2005 include reclassifications of the operations of the subsidiaries to reflect the disposal of the three businesses in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

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

         The book value ($93,533) of Thomas Pharmaceuticals, Ltd. at the time of the merger consisted of:

                   Cash                                          $      36
                   Property and equipment                          115,175
                   Other assets                                      3,778
                   Accounts payable & accrued expenses            (187,522)
                   Notes payable                                   (20,000)
                   Minority interest in subsidiary stock            (5,000)
                                                                 ---------
                   Total                                         $ (93,533)
                                                                 =========

         Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the year ended December 31, 2006.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

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

b)       Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Thomas Pharmaceuticals Ltd (f.k.a. iVoice Acquisition Corp) and iVoice Innovations Inc. On August 5, 2005, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. were distributed to iVoice shareholders through Spin-off transactions. The Statements of Operations and Cash Flows for the years ended December 31, 2005 have also been reclassified to reflect iVoice Technology, Deep Field Technologies and SpeechSwitch as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

c)       Line of Business
         ----------------
         We have determined that the best way to create shareholder value, separate and apart from our operating performance, is by spinning off and distributing shares of our wholly owned subsidiaries in the form of a special dividend to our shareholders. The only two industries in which we currently have operations are patent licensing and non-prescription healthcare products (through the operation of our subsidiary, Thomas Pharmaceuticals, Ltd.).

         We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value. As an example, in January 2006, we acquired the New York City based Thomas Pharmaceuticals Ltd. ("Thomas"), which develops and markets over-the-counter non-prescription healthcare products. Thomas' first product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

d)       Start-up Costs
         --------------
         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

e)       Use of Estimates
         ----------------
         The preparation of financial statements are in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

f)       Revenue and Cost Recognition
         ----------------------------
         The Company obtains its income primarily from the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors and from the sales or licensing of its patents and patent applications. Revenues for our healthcare products are recorded upon delivery to the outlets and the Company generally offers an open return policy for unsold product. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions.

         Cost of product revenue includes direct costs to produce and distribute the products. Costs for patents include expensing the deferred costs of the licensing activities.

g)       Product Returns
         ---------------
         Because of our short operating history related to the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors, the Company cannot estimate the amount for a provision for product returns. Therefore the provision was based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.

h)       Accounts Receivable
         -------------------
         The Company conducts business and extends credit pursuant to the wholesaler and distributor agreements. Standard terms are 2% 30 net 31 and most of the small customers conform to these terms. Several large customers have provisions in their agreements that delay payments to the Company until there is a steady flow of products being resold. In some cases, the Company also offers an unlimited return policy for slow moving products. Exposure to losses on receivables is expected to vary by customer due to how the products are being purchased by the end customers.

i)       Provision for Bad Debt
         ----------------------
         The Company does not provide a provision for bad debt. The Company feels that the provision for product returns is sufficient to protect itself against these losses.

j)       Advertising Costs
         -----------------
         Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2006 and 2005, the Company incurred $366,282 and $6,229, respectively. For the year ended December 31, 2005, these costs were included in the discontinued operations prior to being spun-off by the Company.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

k)       Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. The Company had cash and cash equivalents at December 31, 2006 and 2005 of $10,865,335 and $11,001,932,
         respectively.

l)       Marketable Securities
         ---------------------
         The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).

m)       Concentration of Credit Risk
         ----------------------------
         The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at December 31, 2006 and 2005 of $10,822,353 and $10,921,517,
         respectively.

n)       Inventory
         ---------
         Inventory, consisting primarily of raw materials and finished goods such as antacid tablets, tins, display boxes and completed shipping boxes, and is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for the materials and includes an allocation of the production labor for the packaging and shipping provided by an unrelated contractor.

o)       Property and Equipment
         ----------------------
         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

p)       Intangible Assets
         -----------------
         Intangible assets represent costs incurred for trademarks, patents and patent applications. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

q)       Income Taxes
         ------------
         The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

r)       Financing Costs
         ---------------
         Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures. These costs are deferred and amortized over the term of the underlying security.

s)       Debt Issue Costs
         ----------------
         Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. In previous years, these costs were amortized and charged to interest expense over the life of the debt. During the year ended December 31, 2001, the Company changed its method of accounting for these costs and charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5. The switch to this method of accounting did not have a material affect on the Company's financial statements.

t)       Fair Value of Financial Instruments
         -----------------------------------
         The Company estimates that the fair value of all financial instruments at December 31, 2006 and 2005, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

u)       Long-Lived Assets
         -----------------
         FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

v)       Loss Per Common Share
         ---------------------
         FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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
                                                           December 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------

         Net loss from continuing operations        $ (3,146,906)  $ (1,265,900)
                                                    ============   ============

         Weighted-average common shares outstanding   55,371,797     49,517,826
                                                    ============   ============

         Net loss per common share from continuing
         operations                                 $      (0.06)  $      (0.03)
                                                    ============   ============


         The Company had common stock equivalents of 297,557,833 and 136,932,368 (post reverse split) at December 31, 2006 and 2005, respectively.

w)       Comprehensive Income
         --------------------
         FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2006 and 2005, the Company has several items that represent comprehensive income, and thus, have included a statement of comprehensive income.

x)       Reclassification of accounts in the prior period financial statements
         ---------------------------------------------------------------------
         The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the year ended December 31, 2005 to reflect the Spin-off of the three wholly owned subsidiaries, iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net (loss) for the year ended December 31, 2005.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

y)       Derivative Liabilities
         ----------------------
         During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the year ended December 31, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

z)       Recent Accounting Pronouncements
         --------------------------------
         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of this interpretation will have on its future financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------

         In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 - DISCONTINUED OPERATIONS

         On August 5, 2005, iVoice completed the previously announced distribution of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. through the issuance of one share of each company's Class A common stock for every 988 shares of iVoice Class A common stock held on the record date of July 29, 2005.

         The summarized results of operations for the year ended December 31, 2005 are as follows:
                                                        Through
                                                      Aug 5, 2005
                                                      -----------
         Revenues                                     $   129,303
         Cost of revenues                                  31,979
                                                      -----------
         Gross profit                                      97,324
         Operating expenses                               699,035
                                                      -----------
         Operating loss                                  (601,711)
         Other expense                                    161,059
         Provision for income taxes                            --
                                                      -----------
         Net loss                                     $  (762,770)
                                                      ===========

         The summarized components of assets and liabilities associated with the discontinued operations for the year ended December 31, 2005 are as follows:
                                                        Through
                                                      Aug 5, 2005
                                                      -----------
         Cash                                         $ 1,249,453
         Accounts receivable                               15,784
         Inventory, net                                     1,082
         Property and equipment, net                        1,928
         Intangible assets, net                            13,720
                                                      -----------
         Total assets                                 $ 1,281,967
                                                      ===========



         Accounts payable and accrued expenses        $   173,935
         Convertible debentures                         2,200,000
         Deferred maintenance contracts                    17,597
         Due to related parties                           853,333
         Stockholder's (deficit)                       (1,962,898)
                                                      -----------
         Total liabilities and stockholders' equity   $ 1,281,967
                                                      ===========

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment is summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
         Equipment                                    $    207,134  $     84,743
         Leasehold improvements                             11,454        11,454
         Furniture and fixtures                            123,519       123,519
                                                      ------------  ------------
                                                           342,107       219,716
         Less:  Accumulated depreciation                   219,208       192,103
                                                      ------------  ------------
         Property and equipment, net                  $    122,899  $     27,613
                                                      ============  ============

         Depreciation expense for the years ended December 31, 2006 and 2005 was $27,105 and $16,399, respectively.


NOTE 4 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

         On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture (which was subsequently assigned to Cornell Capital Partners LP in May 2005, as repayment on a outstanding promissory note). Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp. During the year ended December 31, 2006, the Company sold 453,642 shares of Emerge Capital common stock in the market for net proceeds of $10,444 and realized a loss of $19,042. At December 31, 2006, the book value of these securities is $214,264 and the market value is $69,224. The cumulative unrealized loss of $145,040 is included in the Other Comprehensive Income (Loss).

         On May 16, 2005, the Company terminated its administrative services agreement with Trey and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891. At December 31, 2006, the book value of these securities remains at $64,891 and since the stock is thinly traded, an appropriate market value could not be determined. No impairment of the book value has been recorded in this period.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)
--------------------------------------

         On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date. Subsequent to the issuance of these shares, Health Express changed it name to CSI Business Finance and then to National Nutrition, Inc. Also during this period they implemented a reverse split of 1:25 on the outstanding stock of the company including the conversion factor of the Series A Convertible Preferred Stock. During 2006, the Company converted the 4,411 shares of Series A Convertible Preferred Stock into 3,440,580 shares of CSI Business Finance (n.k.a Natural Nutrition, Inc.). During the year ended December 31, 2006, the Company sold 62,876 shares of Natural Nutrition common stock in the market for net proceeds of $1,293 and realized a loss of $4,208. At December 31, 2006, the book value of these securities is $295,695 and the market value is $64,176. The cumulative unrealized loss of $231,519 is included in the Other Comprehensive Income (Loss).

         Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At December 31, 2006, the unremitted balance in the money market fund at our broker was $4,304.

         As of December 31, 2006, the aggregate book value of these securities was $579,153, the market value was $202,594 and the cumulative unrealized loss was $376,559.

NOTE 5 - GOODWILL AND INTANGIBLES
---------------------------------

         To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, three (3) patents have been awarded. In May 2003 and December 2003, the Company was issued two patents for its Speech-Enabled Automatic Telephone Dialer. On October 26, 2004 we were issued Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator. In March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for the net proceeds of $136,000. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 5 - GOODWILL AND INTANGIBLES (CONTINUED)
---------------------------------

         Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

         All capitalized intangibles have been reviewed for impairment at December 31, 2006. In doing so, management has determined that no further write-down for impairment is required.

         At December 31, 2006, intangible assets totaled $255,902 net of accumulated amortization of $0. Following the spin-off of the three subsidiaries, the total intangible assets, consisting of costs associated with the Company's patent applications amounted to $227,470 less accumulated amortization of $5,010 at December 31, 2005.


NOTE 6 - INCOME TAXES
---------------------

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                           December 31,
                                                   --------------------------
                                                       2006           2005
                                                   -----------    -----------
         Federal Income Tax Rate                         (34.0)%        (34.0)%
         Deferred Tax Charge (Credit)                       --             --
         Effect on Valuation Allowance                    38.1 %         38.1 %
         State Income Tax, Net of Federal Benefit         (4.1)%         (4.1)%
                                                   -----------    -----------
         Effective Income Tax Rate                         0.0%           0.0%
                                                   ===========    ===========

         As of December 31, 2006 and 2005, the Company had net operating loss carry forwards of approximately $21,500,000 and $18,500,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code
         Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 6 - INCOME TAXES (CONTINUED)
---------------------

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                        December 31
                                              -------------------------------
                                                  2006                2005
                                              ------------       ------------
         Deferred tax assets                  $  7,150,000       $  6,120,000
         Less:  Valuation allowance             (7,150,000)        (6,120,000)
                                              ------------       ------------
         Net deferred tax assets              $         --       $         --
                                              ============       ============

         Net operating loss carry forwards expire starting in 2017 through 2026.


NOTE 7 - NOTES PAYABLE/CONVERTIBLE DEBENTURES
---------------------------------------------

         On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to Cornell Capital Partners, LP for advances on the equity-line financing agreement entered into with Cornell in December, 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, the Company repaid Cornell Capital, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the promissory note to $856,000. On May 24, 2005, the Company assigned to Cornell Capital Partners LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to Cornell Capital Partners. As of December 31, 2005 the remaining principal balance of the convertible debenture was $333,760 plus $154,608 of accrued interest.

         On May 11, 2006 the Company issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. As of December 31, 2006 the remaining principal balance of the convertible debenture was $136,890 plus $13,531 of accrued interest.

         On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to Cornell Capital Partners, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE/CONVERTIBLE DEBENTURES (CONTINUED)
---------------------------------------------

         date. As of December 31, 2005, the unpaid balance on the secured promissory note was $5,000,000 plus accrued interest of $327,123. The principle balance was classified as long-term due to the fact it is regarded as a balloon payment. The accrued interest associated with the note is classified as a current liability.

         On May 11, 2006 the Company issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005. As of December 31, 2006, the unpaid principal balance on the secured convertible debenture is $5,544,110 plus accrued interest of $270,275.

         On May 25, 2006, the Company issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell. As of December 31, 2006, the unpaid principal balance on the secured convertible debenture is $1,250,000 plus accrued interest of $57,292.

         The aggregate principal value of these three debentures at December 31, 2006 is $6,931,000. This amount is shown net of the unamortized portion of the discount on conversion of $5,169,335. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

         On May 25, 2006, the Company paid $93,750 for commitment fees to Yorkville Advisors, LLP related to the Cornell debenture of the same date. The structuring fees were charged to financing costs and the commitment fees were deferred and amortized over the term of the debenture. In addition, the Company issued 30,000,000 warrants to Cornell Capital Partners, with a fair market value of $1,992,323, which is being amortized as debt discount over the life of the convertible debentures on the statements of operations.

         The Company can redeem a portion or all amounts outstanding under the Cornell Debentures at any time upon three business days advanced written notice. A 20% redemption premium on the principal amount being redeemed is required. Cornell may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the Cornell Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

         In addition, on any conversion date, Cornell may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to Cornell, when aggregated with all other shares of our Class A Common Stock beneficially owned by

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE/CONVERTIBLE DEBENTURES (CONTINUED)
---------------------------------------------

         Cornell at such time, would result in Cornell beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock. We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

         As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of December 31, 2006, the unpaid balance on the promissory note is $20,000 plus accrued interest of $1,995.

NOTE 8 - DERIVATIVE LIABILITY
-----------------------------

         In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $5,380,418. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                At Issue         At 12/31/06
                                            ---------------      -----------
         Fair market value of stock         $0.096 - $0.125         $0.020
         Exercise price                     $0.086 - $0.113         $0.018
         Dividend yield                          0.00%               0.00%
         Risk free interest rate                 5.47%               5.47%
         Expected volatility               195.36% - 196.54%       163.42%
         Expected life                         2.00 years         1.42 Years

         Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the consolidated statements of operations. As of December 31, 2006, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,197,765.

         During the year ended December 31, 2006, the Company paid down a portion of one of the Cornell Debentures for cash and the issuance of common stock for an aggregate of $366,866. The effect on the reduction in the fair value of the embedded derivatives of $329,895 was recorded as Additional paid-in capital on the consolidated balance sheets.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 8 - DERIVATIVE LIABILITY (CONTINUED)
-----------------------------

         In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of $7,297,886 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the year ended December 31, 2006 was $1,547,456.

NOTE 9 - WARRANT LIABILITY
--------------------------

         On May 25, 2006, the Company issued 30,000,000 freestanding warrants exercisable over five years as follows: 10,000,000 warrants at a fixed exercise price of $0.30 per share; 10,000,000 warrants at a fixed exercise price of $0.40 per share; and 10,000,000 warrants at a fixed exercise price of $0.50 per share.

         In accordance with SFAS 133, SFAS 150 and EITF 00-19, the issuance of the warrants associated with the Cornell Secured Convertible Debentures represents free-standing warrants and is considered an equity instrument which is bifurcated from the debentures. As such, the Company had recognized the bifurcated fair value in the amount of $1,992,323 as additional paid-in capital in the accompanying consolidated balance sheet. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions:
                                                   At Issue
                                                 -------------
         Fair market value of stock                 $0.096
         Exercise price                          $0.30 - $0.50
         Dividend yield                              0.00%
         Risk free interest rate                     5.47%
         Expected volatility                       195.36%
         Expected life                            5.00 years

         The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the Cornell debentures. Amortization expenses for the year ended December 31, 2006 was $581,094.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 10 - DUE TO RELATED PARTIES
--------------------------------

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

         As of December 31, 2006 and 2005, the remaining outstanding balance owed to Mr. Mahoney amounted to $96,503 and $47,344, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

         The Company leases a 300 square foot office space in New York City under a lease that was extended on March 7, 2006. The term of the lease extension is one year commencing April 1, 2006. Monthly lease payments under the extended lease are $2,075 per month. The Company is required to pay utilities, insurance and other costs relating to the leased space.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------

         The Company leases storage space in New York City on a month-to-month basis at $290 per month.

         Rent expense under operating leases for the year ended December 31, 2006 and 2005 was $118,131 and $90,000, respectively.

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

c) In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

d) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 7.


NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

         Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)
------------------------------

a)       Preferred Stock
         ---------------
         Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2006 and 2005, no shares were issued or outstanding.

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

         As of December 31, 2006, there are 69,073,695 shares issued and 69,070,695 shares outstanding.

         For the year ended December 31, 2006, the Company had the following transactions in its Class A Common Stock:

         1) The Company issued 6,416,011 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $230,886.

         2) The Company issued 6,930,690 shares of Class A common stock upon conversion of 65,167 shares of Class B common stock, pursuant to the provisions of Class B common stock.

         3) The Company issued 1,000,000 shares of Class A common stock for investor relations services valued at $85,000.

         4) The Company issued 4,750,000 shares of Class A common stock for repayment of deferred legal fees valued at $57,000.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

         For the year ended December 31, 2005, the Company had the following transactions in its Class A Common Stock (prior to the retroactive reverse stock split):

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

c)       Class B Common Stock
         --------------------
         Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of December 31, 2006, there are 2,204,875 shares issued and 1,605,347 shares outstanding. As of December 31, 2005, there are 2,204,875 shares issued and 1,670,514 shares outstanding.

         Pursuant to the conversion terms of the Class B Common stock, on December 31, 2006, the 1,605,347 outstanding shares of Class B common stock are convertible into 267,557,833 shares of Class A common stock.

         For the year ended December 31, 2006, the Company had the following transactions in its Class B Common Stock:

         1) A total of 65,167 Class B shares were converted into 6,930,690 Class A shares.

         For the year ended December 31, 2005, the Company had the following transactions in its Class B Common Stock:

         2) A total of 43,666 Class B shares were converted into 716,000,000 Class A shares.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

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

         On February 1, 2006, the Company terminated the 2003 Plan.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------

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

         For the balance of the year ended December 31, 2005 and for the year ended December 31, 2006, no shares were granted under the 2005 Plan.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------

         Options and Warrants Outstanding
         --------------------------------
         During the years ending December 31, 2001 and December 31, 2006, the following options and warrants were issued pursuant to their respective agreements. Unexpired options and warrants outstanding are as follows as of December 31, 2005 and 2006:

         Expiration Date                      Exercise Price        Shares
         ----------------                     --------------      ----------
         January 9, 2006                          .1045              200,000
         February 27, 2006                        .1406               87,310
         February 28, 2006                        .1458               78,000
         March 13, 2006                           .1221               39,200
         April 30, 2006                           .1323              343,750
         November 14, 2006                        .0470              250,000
                                                                  ----------
         Balance at December 31, 2005             .1070              998,260
                                                                  ==========
         Net after reverse split 1:200            21.40                4,991

         May 25, 2011                              .300           10,000,000
         May 25, 2011                              .400           10,000,000
         May 25, 2011                              .500           10,000,000
                                                                  ----------
         Balance at December 31, 2006              .400           30,000,000
                                                                  ==========

         The following summarizes the warrant transactions:
                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                              Warrants               Price
                                             ----------           ----------
         Balance, January 1, 2005             6,488,260           $    0.135
            Granted                                  --           $    0.000
            Exercised                                --           $    0.000
            Expired                          (5,490,000)          $    0.140
                                             ----------           ----------
         Balance, December 31, 2005             998,260           $    0.107
                                             ==========           ==========

         Effect of reverse split 1:200         (993,269)          $   21.400
            Granted                          30,000,000           $    0.400
            Exercised                                --           $    0.000
            Expired                              (4,991)          $   21.400
                                             ----------           ----------
         Balance, December 31, 2005          30,000,000           $    0.400
                                             ==========           ==========
         Outstanding and Exercisable,
         December 31, 2005                      998,260           $    0.107
                                             ==========           ==========
         Outstanding and Exercisable,
         December 31, 2006                   30,000,000           $    0.400
                                             ==========           ==========

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 14 - GOING CONCERN
-----------------------

         The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the three operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

         During the year ended December 31, 2005, the Company had been able to raise sufficient working capital through its Equity Line of Credit financing agreement with Cornell Capital Partners, LP to meet its operating requirements at the current level for near future.

         Since the spin off of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 15 - SUBSEQUENT EVENTS
---------------------------

         o On January 24, 2007, February 16, 2007 and March 15, 2007, the Company issued an aggregate of 7,648,608 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $95,000.

         o On January 26, 2007, iVoice entered into an Extension Agreement (the "Extension Agreement") by and among Thomas Pharmaceuticals, Thomas Acquisition and iVoice. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice. It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing.

         o On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of Thomas Pharmaceuticals, subordinate to the security interest previously granted to iVoice. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years.

         o On February 13, 2007, upon execution of the Asset Purchase Agreement with Deep Field Technologies, the Company acquired the assets and rights of the Unified Messaging Business from Deep Field for a purchase price of $1. The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Asset Purchase Agreement and is considered a related party transaction.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

         o On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $240,000. The Company shall provide "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Consulting Agreement. As such, this transaction could be considered to be with a related party.

         o On March 19, 2007, the Company received notice from the President of Thomas Pharmaceuticals, Ltd., our wholly owned subsidiary, of his resignation from his employment at Thomas Pharmaceuticals, pursuant to the terms of his employment agreement. In the interim, the Chief Executive Officer of Thomas Pharmaceuticals has assumed the role of President until a satisfactory replacement can be found.

         o On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The payment date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement is expected to be filed in April 2007.