Form 10QSB
period 2007-03-31
IVOICE, INC /NJ
filed 2007-05-15
CIK 1105064

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock, No par value, outstanding
as of May 14, 2007:                                     85,550,136

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Consolidated Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheet - March 31, 2007       2

                   Condensed Consolidated Statements of Income (Loss) -
                      For the three months ended March 31, 2007 and 2006       3

                   Condensed Consolidated Statements of Accumulated Other
                      Comprehensive Loss - For the three months ended
                      March 31, 2007                                           4

                   Condensed Consolidated Statements of Cash Flows -
                      For the three months ended March 31, 2007 and 2006     5-6

                   Notes to Condensed Consolidated Financial Statements     7-24

         Item 2.   Management's Discussion and Analysis or Plan of
                      Operations                                           25-31

         Item 3.   Controls and Procedures                                    32



PART II. OTHER INFORMATION

         Item 6.   Exhibits                                                   33

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2007

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                 $ 10,952,535
Securities available for sale                                                  385,425
Accounts receivables, net of allowance for product returns and bad
  debt of $214,117                                                               5,652
Inventory, net of reserve for excess inventory of $30,000                       33,815

Prepaid expenses and other current assets                                      235,306
                                                                          ------------
        Total current assets                                                11,612,733
                                                                          ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $225,803            117,624
                                                                          ------------

OTHER ASSETS
Deferred financing costs, net of accumulated amortization of $398,542           28,958
Intangible assets, net of accumulated amortization and impairment
  of $88,701                                                                   174,948
Deposits and other assets                                                        8,641
                                                                          ------------
        Total other assets                                                     212,547
                                                                          ------------

TOTAL ASSETS                                                              $ 11,942,904
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                     $  1,092,810
Deferred revenues                                                              840,000
Due to related parties                                                         111,013
                                                                          ------------
        Total current liabilities                                            2,043,823
                                                                          ------------

LONG TERM DEBT
Convertible debentures payable, net of discounts of $4,257,099               2,578,901
Derivative liability on convertible debentures                               3,961,485
Notes payable                                                                  174,000
                                                                          ------------

        Total liabilities                                                    8,758,209
                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
  no shares issued and outstanding                                                  --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  76,722,303 shares issued; 76,719,303 shares outstanding                   24,926,084
Common stock, Class B - $0.01 par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,605,347 shares outstanding                         16,053
Additional paid-in capital                                                     793,448
Accumulated other comprehensive loss                                        (1,095,163)
Accumulated deficit                                                        (21,426,927)
Treasury stock, 3,000 Class A shares, at cost                                  (28,800)
                                                                          ------------
        Total stockholders' equity                                           3,184,695
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 11,942,904
                                                                          ============


     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                          For the three months ended
                                                                   March 31,
                                                         -----------------------------
                                                             2007             2006
                                                         ------------     ------------
SALES, net                                               $    323,653     $        993

COST OF SALES                                                  55,940            1,096
                                                         ------------     ------------

GROSS PROFIT (LOSS)                                           267,713             (103)
                                                         ------------     ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                            93,315           35,861
     General and administrative expenses                      304,097          558,876
     Impairment of intangible assets                           88,533               --
     Amortization of financing costs                           43,437           63,438
     Depreciation and amortization                              6,628            6,805
                                                         ------------     ------------
Total selling, general and administrative expenses            536,010          664,980
                                                         ------------     ------------

LOSS FROM OPERATIONS                                         (268,297)        (665,083)
                                                         ------------     ------------

OTHER INCOME\(EXPENSE)
     Other income                                              42,661          143,131
     Gain on revaluation of derivatives                     1,345,187               --
     Amortization of discount on debt                        (912,236)              --
     Interest expense                                        (132,552)        (160,845)
                                                         ------------     ------------
Total other income\(expense)                                  343,060          (17,714)
                                                         ------------     ------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES              74,763         (682,797)

PROVISION FOR INCOME TAXES                                         --               --
                                                         ------------     ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES            $     74,763     $   (682,797)
                                                         ============     ============

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                               $       0.00     $      (0.01)
                                                         ============     ============
     Diluted                                             $       0.00     $      (0.01)
                                                         ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                 72,196,480       49,973,994
                                                         ============     ============
     Diluted                                              399,482,961       49,973,994
                                                         ============     ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                         COMPREHENSIVE LOSS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007





Balance at January 1, 2007                                                $   (376,559)

Unrealized loss on securities available for sale:
     Unrealized losses arising during the period         $   (814,408)
     Less: reclassification adjustment for losses
           included in net loss                                95,804
                                                         ------------
     Net change for the period                                                (718,604)
                                                                          ------------
Balance at March 31, 2007                                                 $ (1,095,163)
                                                                          ============















     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              For the three months ended
                                                                        March 31,
                                                              ----------------------------
                                                                  2007            2006
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations               $     74,763    $   (682,797)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation of fixed assets and amortization
       of intangibles                                                6,628           6,805
     Amortization of prepaid finance costs                          43,437          63,438
     Amortization of discount on debt conversion                   912,236              --
     Provision for product returns and reserve for
       bad debt                                                     77,259              --
     Reserve for excess inventory                                   30,000              --
     Impairment of intangible assets                                88,533              --
     Loss on sales of marketable securities                         95,803              --
     Non-cash consulting revenues earned                          (280,000)             --
     Gain on revaluation of derivatives                         (1,345,187)             --
     Changes in certain assets and liabilities:
       (Increase) in accounts receivable                           (27,236)           (993)
       (Increase) decrease in inventory                                942         (76,602)
       (Increase) in prepaid expenses and other assets             (29,728)        (43,314)
       Increase in accounts payable and accrued
         liabilities                                               157,545         177,633
       Increase in related party liabilities                        14,510           7,343
                                                              ------------    ------------
     Total cash used in operating activities                      (180,495)       (548,487)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (1,320)         (5,018)
   Net proceeds from sales of marketable securities                122,762              --
   Purchase of trademarks and other intangibles                     (7,747)         (1,000)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd             --              36
                                                              ------------    ------------
     Total cash provided by (used in) investing activities         113,695          (5,982)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Gross proceeds from debt financing                              160,000              --
   Repayment of debt financing                                      (6,000)             --
                                                              ------------    ------------
     Total cash provided by financing activities                   154,000              --
                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                87,200        (554,469)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 10,865,335      11,001,932
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 10,952,535    $ 10,447,463
                                                              ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                           $         --    $         --
                                                              ============    ============
   Income taxes                                               $         --    $         --
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2007:
------------------------------------------

a) The Company issued 7,648,608 shares of Class A common stock to Cornell Capital Partners as repayment of principal on outstanding convertible debentures, valued at $95,000.

b) The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The value of the agreement was determined to be $1,120,000 and is being amortized over six months ending August 13, 2007.



For the three months ended March 31, 2006:
------------------------------------------

a) On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd. The net effect on cash flows is as follows:


     Cash                                                $        36
     Property and equipment                                  115,175
     Intangible assets                                        95,411
     Deposits and other assets                                 1,900
     Accounts payable and accrued expenses                  (187,522)
     Notes payable, net of current portion                   (20,000)
     Minority interest in subsidiary stock                    (5,000)
                                                          ----------
     Total                                               $        --
                                                         ===========









     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice"), and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto.

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

     On February 11, 2004, the Company completed the transfer of its' Automatic Reminder software business to its wholly owned subsidiary Trey Resources, Inc. ("Trey Resources") and spun-off as a special dividend shares of Trey Resources Class A common stock to the iVoice stockholders. Effective with the spin-off of Trey Resources, Trey Resources now operates as an independent publicly traded entity.

     In May 2005, iVoice formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey. This subsidiary will be used in the future for potential acquisitions made by the parent.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


     Basis of Presentation (Continued)
     ---------------------------------
     On August 5, 2005, the Company completed the transfer of certain business segments and their related assets and liabilities to its' three wholly owned subsidiaries SpeechSwitch, Inc, iVoice Technology, Inc and Deep Field Technologies, Inc. SpeechSwitch, iVoice Technology and Deep Field were then spun-off from iVoice as a special dividend of the shares of Class A common Stock of the respective companies to the iVoice stockholders. Effective with the spin-off of the three subsidiaries, SpeechSwitch, iVoice Technology and Deep Field now operate as independent publicly traded entities.

     On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd., a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. The Series A Preferred Stock shareholders can elect to have the Company spin-off Thomas NJ from iVoice. On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission.

     The book value of $(93,533) of Thomas Pharmaceuticals, Ltd. at the time of the merger consisted of:

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
                                                                =========

     Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the three months ending March 31, 2006.

     On March 6, 2006, we formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey. This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing asset of ours similar to the recent spin-offs of Trey Resources, iVoice Technology, Deep Field and SpeechSwitch.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Thomas Pharmaceuticals Ltd (formerly iVoice Acquisition Corp) and iVoice Innovations, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

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

     Revenue and Cost Recognition
     ----------------------------
     The Company obtains its income primarily from the sales of over-the-counter non-prescription healthcare products to wholesalers and distributors, from the sales or licensing of its patents and patent applications and from earned revenues on consulting agreements and administrative service agreements. Revenues for our healthcare products are recorded upon delivery to the outlets and the Company generally offers an open return policy for unsold product.

     Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions. Revenues for consulting and administrative agreements are recorded as earned.

     Revenues on consulting agreements are recorded as earned per the terms of the individual agreements. During the three months ended March 31, 2007, the Company recorded $280,000 of revenue from a consulting agreement with Deep Field Technologies. This amount represents approximately 85% of the total sales for the period.

     Cost of product revenue includes direct costs to produce and distribute the products. Costs for patents include expensing the deferred costs of the licensing activities.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


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

     Provision for Bad Debt
     ----------------------
     The Company has determined that some accounts will be uncollectible and will have to be written off in the future. Management has determined that a provision of $30,000 is sufficient at March 31, 2007.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. The Company had cash and cash equivalents at March 31, 2007 of $10,952,535.

     Concentration of Credit Risk
     ----------------------------
     The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at March 31, 2007 of $10,824,836.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


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

     Inventory reserves are estimated for excess and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at March 31, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


     Earnings (Loss) Per Share
     -------------------------
     FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the three months ended March 31, 2006, does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                         As of March 31,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------

          Net income (loss) from operations       $     74,763     $   (682,797)
                                                  ============     ============

          Weighted average shares outstanding
                Basic                               72,196,480       49,973,994
                                                  ============     ============
                Diluted                            399,482,961       49,973,994
                                                  ============     ============

          Net income (loss) per common
            share from operations
                Basic                             $       0.00     $      (0.01)
                                                  ============     ============
                Diluted                           $       0.00     $      (0.01)
                                                  ============     ============


     The Company had common stock equivalents of 327,286,481 and 136,932,368 (post reverse split) at March 31, 2007 and 2006, respectively.

     Comprehensive Income
     --------------------
     FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


     Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in selling expenses. For the three months ended March 31, 2007 and 2006, the Company incurred $2,575 and $0, respectively.

     Recent Accounting Pronouncements
     --------------------------------
     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not anticipated to have a material impact on the Company's financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


NOTE 2 - SECURITIES AVAILABLE FOR SALE

     On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture (which was subsequently assigned to Cornell Capital Partners LP in May 2005, as repayment on a outstanding promissory note). Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp and then to Turnaround Partners. During the year ended December 31, 2006, the Company sold 453,642 shares of Emerge Capital common stock in the market for net proceeds of $10,444 and realized a loss of $19,042. During the three months ended March 31, 2007, the Company sold 3,296,358 shares of Turnaround Partners common stock in the market for net proceeds of $118,460 and realized a loss of $95,804.

     On May 16, 2005, the Company terminated its Administrative Services Agreement with Trey Resources and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. The value of the exchanged securities was determined to be $64,891. At March 31, 2007, the book value of these securities remains at $64,891 and since the stock is thinly traded, an appropriate market value could not be determined. No impairment of the book value has been recorded in this period.

     On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date. Subsequent to the issuance of these shares, Health Express changed it name to CSI Business Finance and then to National Nutrition, Inc. Also during this period they implemented a reverse split of 1:25 on the outstanding stock of the company including the conversion factor of the Series A Convertible Preferred Stock. During 2006, the Company converted the 4,411 shares of Series A Convertible Preferred Stock into 3,440,580 shares of CSI Business Finance (n/k/a Natural Nutrition, Inc.). During the year ended December 31, 2006, the Company sold 62,876 shares of Natural Nutrition common stock in the market for net proceeds of $1,293 and realized a loss of $4,208. At March 31, 2007, the book value of these securities is $295,695 and the market value is $40,532. The cumulative unrealized loss of $255,163 is included in the Other Comprehensive Income (Loss).

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006


     On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company shall provide "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At March 31, 2007, the book value of these securities is $1,120,000 and the market value is $280,000. The cumulative unrealized loss of $840,000 is included in the Other Comprehensive Income (Loss). The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Consulting Agreement. As such, this transaction is a related party transaction.

     Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At March 31, 2007, the unremitted balance in the money market fund at our broker was $2.

     As of March 31, 2007, the aggregate book value of these securities was $1,104,029, the market value was $385,425 and the cumulative unrealized loss was $1,095,163.


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

     All capitalized intangibles have been reviewed for impairment at March 31, 2007. In doing so, management has determined that no write-down for impairment is required.

     At March 31, 2007, intangible assets totaled $174,948 net of impairment and accumulated amortization of $88,701.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 4 - NOTES PAYABLE/CONVERTIBLE DEBENTURES

           On May 11, 2006 the Company issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. During the three months ended March 31, 2007, we issued 7,648,608 shares of Class A common stock as repayment of principal of $95,000. As of March 31, 2007 the remaining principal balance of the convertible debenture was $41,890 plus $15,324 of accrued interest.

           On May 11, 2006 the Company issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005. As of March 31, 2007, the unpaid principal balance on the secured convertible debenture is $5,544,110 plus accrued interest of $374,227.

           On May 25, 2006, the Company issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell. As of March 31, 2007, the unpaid principal balance on the secured convertible debenture is $1,250,000 plus accrued interest of $80,729.

           The aggregate principal value of these three debentures at March 31, 2007 is $6,836,000. This amount is shown net of the unamortized portion of the discount on conversion of $4,257,099. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

           On May 25, 2006, the Company paid $93,750 for commitment fees to Yorkville Advisors, LLP related to the Cornell debenture of the same date. The structuring fees were charged to financing costs and the commitment fees were deferred and amortized over the term of the debenture. In addition, the Company issued 30,000,000 warrants to Cornell Capital Partners, with a fair market value of $1,992,323, which is being amortized as debt discount over the life of the convertible debentures on the statements of income (loss).

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

           As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of March 31, 2007, the unpaid balance on the promissory note is $20,000 plus accrued interest of $2,264.

           On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of Thomas Pharmaceuticals, subordinate to the security interest previously granted to iVoice. As of March 31, 2007, shares of Class A Common Stock of Thomas Pharmaceuticals are not freely traded and there is no market value for the shares. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum and has a term of seven years. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of March 31, 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $2,766.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 5 - DERIVATIVE LIABILITY

           In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $3,961,485.

           The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                    At Issue          At 3/31/07
                                                    --------          ----------
                 Fair market value of stock      $0.096 - $0.125       $ 0.0160
                 Exercise price                  $0.086 - $0.113       $ 0.0144
                 Dividend yield                       0.00%              0.00%
                 Risk free interest rate              5.47%              5.47%
                 Expected volatility            195.36% - 196.54%       118.50%
                 Expected life                     2.00 years         1.17 Years

           Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of income
           (loss). During the three months ended March 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,345,187.

           During the three months ended March 31, 2007, the Company paid down a portion of one of the Cornell Debentures by the issuance of common stock for an aggregate of $95,000. The effect on the reduction in the fair value of the embedded derivatives of $73,746 was recorded as Additional paid-in capital on the condensed consolidated balance sheet.

           In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of $7,297,886 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the three months ended March 31, 2007 was $912,236.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

           As of March 31, 2007, the remaining outstanding balance owed to Mr. Mahoney amounted to $111,013.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     >> In conjunction with the various spin-offs, iVoice Technology and SpeechSwitch have entered into temporary administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

     >> The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 6.


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

           a)   Preferred Stock
                ---------------
                Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2007, no shares were issued or outstanding.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

                As of March 31, 2007, there are 76,722,303 shares issued and 76,719,303 shares outstanding.

                For the three months ended March 31, 2007, the Company had the following transactions in its Class A Common Stock:

                1) The Company issued 7,648,608 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $95,000.

           c)   Class B Common Stock
                --------------------
                Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2007, there are 2,204,875 shares issued and 1,605,347 shares outstanding.

                Pursuant to the conversion terms of the Class B Common stock, on March 31, 2007, the 1,605,347 outstanding shares of Class B common stock are convertible into 297,286,481 shares of Class A common stock.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 9 - WARRANTS

           On May 25, 2006, the Company issued 30,000,000 freestanding warrants exercisable over five years as follows: 10,000,000 warrants at a fixed exercise price of $0.30 per share; 10,000,000 warrants at a fixed exercise price of $0.40 per share; and 10,000,000 warrants at a fixed exercise price of $0.50 per share.

           In accordance with SFAS 133 and EITF 00-19, the issuance of the warrants associated with the Cornell Secured Convertible Debentures represents free-standing warrants and is considered an equity instrument which is bifurcated from the debentures. As such, the Company had recognized the bifurcated fair value in the amount of $1,992,323 as additional paid-in capital in the accompanying condensed consolidated balance sheet. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                          At Issue
                                                          --------
               Fair market value of stock                  $0.096
               Exercise price                          $0.30 - $0.50
               Dividend yield                               0.00%
               Risk free interest rate                      5.47%
               Expected volatility                         195.36%
               Expected life                             5.00 years

               The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the Cornell debentures. Amortization expenses for the three months ended March 31, 2007 was $249,040.


NOTE 10 - INCOME TAXES

           Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

           At March 31, 2007 and 2006 deferred tax assets consist of the following:

                                                           March 31,
                                                      2007           2006
                                                  -----------    -----------
               Deferred tax assets                $ 7,125,000    $ 6,352,000
               Less:  Valuation allowance          (7,125,000)    (6,352,000)
                                                  -----------    -----------
               Net deferred tax assets            $       --     $       --
                                                  ===========    ===========

           Net operating loss carry forwards expire starting in 2017 through 2026.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

           At March 31, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amount of $21,450,000 and $19,150,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11 - ACQUISTIONS & MERGERS

           On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd ("Thomas NY"). As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas Pharmaceuticals, Ltd's ("Thomas NJ") Series A Convertible Preferred Stock In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of $(93,533), which was recorded as intangible assets.

           The book value of $(93,533) of Thomas NY at the time of the merger consisted of:

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
                                                                  =========

NOTE 12 - GOING CONCERN

           The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the three operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

           During the three months ended March 31, 2007 and 2006, the Company had been able to meet its operating requirements from cash reserves raised through previous Equity Line of Credit financing agreements with Cornell Capital Partners, LP

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

           Since the spin off of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

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

NOTE 13 - SUBSEQUENT EVENTS

           On April 2, 2007, the Company issued 2,012,651 shares of Class A common stock to Jerome Mahoney upon conversion of 10,863 shares of Class B common stock.

           On April 10, 2007, the Company issued 3,571,429 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $27,500.

           On May 3, 2007, the Company announced that it has entered into a non-binding Letter of Intent to acquire Spectrum BioScience, a compound management services company, whose business model is to dramatically improve customer efficiency by automating manual processes and integrating sample management solutions involved in drug discovery. The transaction, which is subject to due diligence and the usual and customary conditions, is expected to close in July 2007.

           On May 3, 2007, the Company received notice from Cornell Capital Partners that Cornell would waive certain terms of the Registration Right Agreement of May 25, 2006, related to the effectiveness of the registration statement and event of default. In addition, Cornell will also waive all rights to liquidated damages related to the event of default.

           On May 7, 2007, the Company filed a formal request with the Securities and Exchange Commission for withdrawal of the Company's Registration Statement previously filed on Form SB-2 for the registration of 1,122,178,413 shares of common stock issuable upon the conversion Convertible Debentures previously sold to Cornell Capital Partners, LP.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

A number of the statements made by the Company in this report may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's outlook, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the cost and availability of its raw materials; the actions of its competitors; the success of our customers; technological change; changes in employee relations; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials; transportation, environmental matters; and other unforeseen circumstances. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2006 entitled "Risk Factors".


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


     DIVIDENDS / SPIN-OFFS:

     IN THE LAST 36 MONTHS, WE HAVE SUCCESSFULLY SPUN-OFF FOUR SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO OUR SHAREHOLDERS. ALSO, DURING THE THREE MONTHS ENDED MARCH 31, 2007, WE HAVE STARTED THE PROCESS TO SPIN-OFF THOMAS PHARMACEUTICALS.

     Trey Resources, Inc.: In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired three companies, hired the management of a fourth company, and grown from zero sales to revenues at a current operating rate of nearly $4 million per annum.

     iVoice Technology, Inc.: On August 5, 2005, iVoice shareholders received one share of iVoice Technology for every 988 shares held by iVoice. iVoice Technology will initially focus on building a business around the IVR technology.

     Deep Field Technologies, Inc.: On August 5, 2005, iVoice shareholders received one share of Deep Field Technologies for every 988 shares held by iVoice. On February 13, 2007, Deep Field completed its acquisition of Beijing Sino-US Beijing Jinche Yingang Auto Technological Services, Ltd. ("AutoMart"), a cooperative joint venture organized under the laws of The People's Republic of China. As part of the transaction, the Company received 4,000,000 shares of Class A common stock of Deep Field for consulting services to be provided over 6 months following the closing.

     SpeechSwitch, Inc.: On August 5, 2005, iVoice shareholders received one share of SpeechSwitch for every 988 shares held by iVoice. SpeechSwitch continues to sell the speech recognition software and manage the business The assets that were transferred to SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

     Thomas Pharmaceuticals, Inc.: On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The record date and distribution date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The initial Form SB-2 registration statement was filed with the SEC on April 13, 2007.

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

     GlynnTech Inc. has been involved in the licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker(R) water gun and the

     RotoWrench(R), Glynn has successfully licensed or sold more than thirty four patents in the field of containers and packaging. Glynn stated that the speaking product packaging technology could eventually become a widespread method of using many consumer products.

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

     On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The record date and distribution date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement was filed with the SEC on April 13, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

In January 2006, the Company acquired Thomas Pharmaceuticals, which is a start-up company with limited operations prior to the merger.

Total sales for the three months ended March 31, 2007 and 2006 were $323,653 and $993, respectively. Sales in 2007 include $280,000 of consulting revenues earned on the Deep Field agreement. Sales in 2007 also include revenues from the administrative services agreements and from product sales of the Company's Acid-All product that was introduced in March 2006. Sales in 2007 were reduced by a charge of approximately $34,000 for a reserve for product returns. The sales in 2006 represent initial product sales of the Acid-All product.

Cost of sales for the three months ended March 31, 2007 and 2006 were $55,940 and $1,096, respectively. The costs in 2007 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments and a $30,000 charge for a reserve for excess inventory. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

Total operating expenses for the three months ended March 31, 2007 and 2006, were $536,010 and $664,980, respectively, for an overall decrease of $128,970. The costs in 2007 include $93,315 for selling and marketing expenses compared to $35,861 for 2006. The increase of $57,454 over 2006 represents expenses incurred on a sampling event in San Francisco on valentine's day. General and administrative expenses in 2007 decreased by $254,779 when compared to 2006. Of these decreases, advertising expenses decreased by approximately $133,000 when compared to 2006 when Thomas paid $135,692 for advertising campaigns initiated to introduce the Acid-All products. Other decreases include reductions in printing and reproduction fees when compared to 2006 costs for printing and distribution of the 2006 proxy statements and reductions in legal expenses when compared to 2006 costs related to the merger with Thomas Pharmaceuticals. The operating expenses in 2007 also include a $30,000 charge for impairment of intangible assets and a $20,001 reduction in the amortization of financing costs when compared to 2006.

Total other income (expense) for the three months ended March 31, 2007 was an income of $343,060. This total was primarily comprised of $1,345,187 gain on revaluation of the derivatives and $138,317 of interest income which is offset by $912,236 amortization of the discount on debt, $132,552 of accrued interest expense on the Cornell notes and other debt, and $95,804 loss on sales of marketable securities. Total other income (expense) for the three months ended March 31, 2006 was an expense of $17,714. This total was primarily comprised of $160,845 of accrued interest expense on the Cornell notes and other debt, offset by $110,890 of interest income on the cash accounts and $32,083 of administrative service fees.

Income (loss) from operations before provision for income taxes for the three months ending March 31, 2007 and 2006, were $74,763 and $(682,797), respectively. The increase in net income of $757,560 was the result of the factors discussed above.

Provision for income taxes for the three months ending March 31, 2007 of approximately $53,000 is offset by $53,000 of credits for net operating loss carry forwards available to the Company from prior periods.

Net income (loss) for the three months ending March 31, 2007 and 2006, were $74,763 and $(682,797), respectively. The increase in net income of $757,560 was the result of the factors discussed above.


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

During the year ended December 31, 2006 we had incurred net losses from continuing operations of $3,146,906 and had cash flow deficiencies from continuing operations of $1,214,206. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $200,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $90,000, occupancy costs of $15,000, professional fees of $40,000, advertising $30,000, net interest expenses of $16,500, and miscellaneous administrative expenses of $9,500. We expect to fund these monthly obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the three months ended March 31, 2007, iVoice had a net increase in cash of $87,200. iVoice's principal sources and uses of funds in the three months ended March 31, 2007 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $180,495 in cash for operations in the three months ended March 31, 2007, an decrease of $367,992 compared to $548,487 in cash used for operations in the three months ending March 31, 2006. The prior period results included the start-up costs for Thomas Pharmaceuticals which was not repeated in the current period.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company provided $113,695 cash from investing activities for the three months ended March 31, 2007. This was primarily due to the net proceeds from the sales of marketable securities of $122,762. These proceeds were offset by cash used to upgrade the home office copiers and by the increases in patent and trademark costs. The Company used cash of $5,982 for investing activities in the three months ended March 31, 2007. The Company upgraded the computers and network for the Thomas operations in 2006. The Company also continues to invest money in the prosecution of the Companies patent portfolios.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $154,000 cash from financing in the three months ended March 31, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition. During 2007, $6,000 was repaid to Thomas Pharmaceuticals Acquisition.

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

On May 3, 2007, the Company received notice from Cornell Capital Partners that Cornell would waive certain terms of the Registration Right Agreement of May 25, 2006, related to the effectiveness of the registration statement and event of default. In addition, Cornell will also waive all rights to liquidated damages related to the event of default.

On May 7, 2007, the Company filed a formal request with the Securities and Exchange Commission for withdrawal of the Company's Registration Statement previously filed on Form SB-2 for the registration of 1,122,178,413 shares of common stock issuable upon the conversion Convertible Debentures previously sold to Cornell Capital Partners, LP.

On January 26, 2007, we entered into an Extension Agreement (the "Extension Agreement") with Thomas Pharmaceuticals and Thomas Acquisition. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice. It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing. If as of the effective date of the Registration Statement of which this prospectus is a part, Thomas Acquisition did not exercise its right to purchase the Securities and the Stock Purchase Agreement will be terminated and Thomas Acquisition will no longer have the right to purchase the Securities.

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and March 31, 2007:

     A material weakness in the Company's internal controls existed as of December 31, 2006 and March 31, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare condensed consolidated financial statements in accordance with U.S. GAAP.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

   10.1 Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

   10.2 Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

   10.3 Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26,
            2007).

   10.4 Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

   10.5 Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

   31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.

By: /s/ Jerome R. Mahoney                              Date: May 15, 2007
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

   10.1 Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

   10.2 Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

   10.3 Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26,
            2007).

   10.4 Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

   10.5 Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

   31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002