Form 10QSB
period 2007-06-30
IVOICE, INC /NJ
filed 2007-08-14
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
No par value, outstanding as of August 13, 2007:                    109,053,680
================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006


                                TABLE OF CONTENTS

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet - June 30, 2007              2

           Condensed Consolidated Statements of Operations - For the
             six months and three months ended June 30, 2007 and 2006        3

           Condensed Consolidated Statements of Accumulated Other
             Comprehensive Loss - For the six months ended June 30, 2007     4

           Condensed Consolidated Statements of Cash Flows - For the
             six months ended June 30, 2007 and 2006                        5-6

           Notes to Condensed Consolidated Financial Statements            7-24

   Item 2. Management's Discussion and Analysis or Plan of Operations     25-33

   Item 3. Controls and Procedures                                          33

PART II.   OTHER INFORMATION

   Item 6.   Exhibits                                                       34

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2007

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $ 10,915,989
Securities available for sale                                                          461,908
Prepaid expenses and other current assets                                              221,652
                                                                                  ------------
        Total current assets                                                        11,599,549
                                                                                  ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $232,821                    113,994
                                                                                  ------------

OTHER ASSETS
Intangible assets, net of accumulated amortization and impairment of $111,656          156,995
Deposits and other assets                                                                6,666
                                                                                  ------------
        Total other assets                                                             163,661
                                                                                  ------------

TOTAL ASSETS                                                                      $ 11,877,204
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $  1,293,208
Convertible debentures payable, net of discounts of $3,176,925                       3,587,185
Derivative liability on convertible debentures                                       3,989,883
Deferred revenues                                                                      280,000
Due to related parties                                                                 130,971
                                                                                  ------------
          Total current liabilities                                                  9,281,247
                                                                                  ------------

LONG TERM DEBT
Notes payable                                                                          174,000
                                                                                  ------------

           Total liabilities                                                         9,455,247
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                       --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  89,256,839 shares issued; 89,253,839 shares outstanding                           25,008,692
Common stock, Class B - $0.01 par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,594,484 shares outstanding                                 15,945
Additional paid-in capital                                                             835,108
Accumulated other comprehensive loss                                                (1,015,223)
Accumulated deficit                                                                (22,393,765)
Treasury stock, 3,000 Class A shares, at cost                                          (28,800)
                                                                                  ------------
          Total stockholders' equity                                                 2,421,957
                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 11,877,204
                                                                                  ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               For the six months ended           For the three months ended
                                                                       June 30,                            June 30,
                                                                2007              2006              2006              2006
                                                            ------------      ------------      ------------      ------------
                                                                               (restated)                          (restated)
SALES, net of provision for product returns and credits
    of $48,850, $17, $14,685 and $17, respectively          $    917,484      $     51,917      $    593,831      $     50,924

COST OF SALES                                                     90,976            27,331            35,036            26,235
                                                            ------------      ------------      ------------      ------------

GROSS PROFIT                                                     826,508            24,586           558,795            24,689
                                                            ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
     Selling and marketing expenses                              123,991           101,924            30,676            66,063
     General and administrative expenses                         598,385         1,075,432           294,288           516,556
     Impairment of intangible assets                             109,137              --              20,604              --
     Amortization of financing costs                              86,875           120,208            43,438            56,770
     Depreciation and amortization                                15,997            13,959             9,369             7,154
                                                            ------------      ------------      ------------      ------------
Total selling, general and administrative expenses               934,385         1,311,523           398,375           646,543
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                   (107,877)       (1,286,937)          160,420          (621,854)
                                                            ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
     Other income                                                198,827           372,805           156,166           229,674
     Gain (loss) on revaluation of derivatives                 1,275,129           251,847           (70,058)          251,847
     Amortization of discount on debt                         (1,992,410)         (304,079)       (1,080,174)         (304,079)
      Write off of financing costs                                  --             (15,000)             --             (15,000)
     Interest expense                                           (265,744)         (306,197)         (133,192)         (145,352)
                                                            ------------      ------------      ------------      ------------
Total other income\(expense)                                    (784,198)             (624)       (1,127,258)           17,090
                                                            ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS
     BEFORE INCOME TAXES                                        (892,075)       (1,287,561)         (966,838)         (604,764)

PROVISION FOR INCOME TAXES                                          --                --                --                --
                                                            ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO
     COMMON SHARES                                          $   (892,075)     $ (1,287,561)     $   (966,838)     $   (604,764)
                                                            ============      ============      ============      ============

NET LOSS PER COMMON SHARE
     Basic                                                  $      (0.01)     $      (0.03)     $      (0.01)     $      (0.01)
                                                            ============      ============      ============      ============
     Diluted                                                $      (0.01)     $      (0.03)     $      (0.01)     $      (0.01)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                    78,216,151        50,909,087        84,169,672        51,833,905
                                                            ============      ============      ============      ============
     Diluted                                                  78,216,151        50,909,087        84,169,672        51,833,905
                                                            ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                         COMPREHENSIVE LOSS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007



Balance at January 1, 2007                                      $  (376,559)

Unrealized loss on securities available for sale:
  Unrealized losses arising during the period                   $  (734,468)
  Less: reclassification adjustment for losses
    included in net loss                                             95,804
                                                                -----------
  Net change for the period                                        (638,664)
                                                                -----------
Balance at June 30, 2007                                        $(1,015,223)
                                                                ===========
















     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                       2007              2006
                                                                                   ------------      ------------
                                                                                                      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $   (892,075)     $ (1,287,561)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation of fixed assets and amortization of intangibles                          15,997            13,959
   Amortization of prepaid finance costs                                                 86,875           120,208
   Amortization of discount on debt conversion                                        1,992,410           304,079
   Provision for product returns and reserve for bad debt                                83,325            49,804
   Reserve for excess and obsolete inventory                                             56,117              --
   Impairment of intangible assets                                                      109,137              --
   Loss on sales of marketable securities                                                85,234              --
    Gain of write-off of minority investment in subsidiary                               (5,000)             --
   Non-cash consulting revenues earned                                                 (840,000)             --
Gain on revaluation of derivatives                                                   (1,275,129)         (251,847)
    Write-off of financing costs                                                           --              15,000
    Issuance of common stock for services                                                  --              85,000
   Changes in certain assets and liabilities:
       (Increase) in accounts receivable                                                (27,650)          (49,804)
       (Increase) decrease in inventory                                                   8,640          (104,333)
       (Increase) in prepaid expenses and other assets                                  (28,579)          (93,666)
       Increase in accounts payable and accrued liabilities                             368,553           246,453
       Increase in related party liabilities                                             34,468            19,642
                                                                                   ------------      ------------
   Total cash (used in) operating activities                                           (227,677)         (933,066)
                                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (4,708)           (5,633)
   Net proceeds from sales of marketable securities                                     136,787              --
   Purchase of trademarks and other intangibles                                          (7,748)          (10,775)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd                                --                  36
                                                                                   ------------      ------------
   Total cash provided by (used in) investing activities                                124,331           (16,372)
                                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Prepaid offering and debt issue costs                                                  --            (108,750)
   Gross proceeds from debt financing                                                   160,000         1,250,000
   Repayment of debt financing                                                           (6,000)             --
                                                                                   ------------      ------------
   Total cash provided by financing activities                                          154,000         1,141,250
                                                                                   ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                50,654           191,812

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      10,865,335        11,001,932
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 10,915,989      $ 11,193,744
                                                                                   ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                $       --        $       --
                                                                                   ============      ============
   Income taxes                                                                    $       --        $       --
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2007:
---------------------------------------

a) The Company issued 18,170,493 shares of Class A common stock to Cornell Capital Partners as repayment of principal on outstanding convertible debentures, valued at $177,500.

b) The Company converted 10,863 shares of Class B Common into 2,012,651 shares of Class A Common, pursuant to the provisions of Class B common stock.

c) The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The value of the agreement was determined to be $1,120,000 and is being amortized over six months ending August 13, 2007.

For the six months ended June 30, 2006:

a) On January 6, 2006, the Company concluded the merger of Thomas Pharmaceuticals, Ltd. The net effect on cash flows is as follows:

     Cash                                                    $       36
     Property and equipment                                     115,175
     Intangible assets                                           95,411
     Deposits and other assets                                    1,900
     Accounts payable and accrued expenses                     (187,522)
     Notes payable, net of current portion                      (20,000)
     Minority interest in subsidiary stock                       (5,000)
                                                             ----------
     Total                                                   $      --
                                                             ==========

b) The Company issued 504,765 restricted shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $40,886.

c) The Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

d) The Company converted 26,204 shares of Class B Common into 2,183,725 shares of Class A Common, pursuant to the provisions of Class B common stock.



     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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
                                                                =========

           Based on the Company's interpretation of Regulation S-X, the Company does not consider Thomas Pharmaceuticals to be a material acquisition and, as such, is exempt from reporting pro forma information for the six months ending June 30, 2006.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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

           Revenues for our healthcare products, net of estimated provisions, is recognized when persuasive evidence that an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Provisions for sales discounts, and estimates for chargebacks, rebates, and product returns are established as a reduction of product sales revenue at the time revenues are recognized, based on historical experience adjusted to reflect known changes in the factors that impact these reserves.

           Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions. Revenues for consulting and administrative agreements are recorded as earned.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           Revenue and Cost Recognition (Continued)
           ----------------------------------------

           Revenues on consulting agreements are recorded as earned per the terms of the individual agreements. During the six months ended June 30, 2007, the Company recorded $840,000 of revenue from a consulting agreement with Deep Field Technologies. This amount represents approximately 92% of the total sales for the period.

           Cost of product revenue includes direct costs to produce and distribute the products. Costs for patents include expensing the deferred costs of the licensing activities.

           Product Returns
           The Company offers an open return policy for unsold product and the Company had a limited number of product returns through June 30, 2007. Management determined that in order to provide adequate provision, that the provision for product returns is based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.

           Start-up Costs
           In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

           Accounts Receivable
           The Company conducts business and extends credit pursuant to the individual agreements. Standard terms are 2% 30 net 31 and most of the small customers conform to these terms. Several large customers delay payments to the Company until there is a steady flow of products being resold. In some cases, the Company also offers a return policy for slow moving products. Provisions created for product returns also reduce the outstanding balance of accounts receivable. Exposure to losses on receivables is expected to vary by customer due to how the products are being purchased by the end-users.

           As of June 30, 2007, the accounts receivable, net of allowance of product returns and bad debt, is as follows:

                   Accounts receivable                         $  220,182
                   Less: allowance for product returns           (178,151)
                   Less: provision for bad debt                   (42,031)
                                                               ----------
                   Net accounts receivable                     $       (0)
                                                               ==========

           Provision for Bad Debt
           ----------------------
           The Company evaluates the credit worthiness of each of its customers and has determined that some accounts will be uncollectible and will have to be written off in the future. Management has determined that a provision for bad debt of $42,031, in addition to the provision for product returns, is sufficient at June 30, 2007.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           Cash and Cash Equivalents
           -------------------------
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. The Company had cash and cash equivalents at June 30, 2007 of $10,822,055.

           Advertising Costs
           -----------------
           Advertising costs are expensed as incurred and are included in selling expenses. For the six months ended June 30, 2007 and 2006, the Company incurred $12,895 and $0, respectively.

           Concentration of Credit Risk
           ----------------------------
           The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at June 30, 2007 of $10,822,055.

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

           Inventory reserves are estimated for excess, obsolete and slow-moving inventory. These estimates are based on current assessments about future demands, market conditions and related management initiatives. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

           As of June 30, 2007, the inventory at cost and reserves for excess and obsolete inventory are as follows:

               Inventory at cost                                    $  56,116
               Less: Reserve for excess and obsolete inventory        (56,116)
                                                                    ---------
               Net inventory                                        $      (0)
                                                                    =========

           Property and Equipment
           ----------------------
           Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           Fair Value of Financial Instruments
           -----------------------------------
           The Company estimates that the fair value of all financial instruments at June 30, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

           Intangible Assets
           -----------------
           Intangible assets represent costs incurred for trademarks, patents and patent applications and on the intangible value placed on the customer list acquired from Thomas NY. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment is based on the excess of the carrying amount over the fair value of those assets. Also see Note 3.

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

           The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the six months ended June 30, 2007 and 2006, does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           The shares used in the computations are as follows:

                                                      Six months ended June 30,
                                                         2007           2006
                                                     -----------    -----------

           Net (loss) applicable to common shares    $  (892,075)   $(1,287,561)
                                                     ===========    ===========
           Weighted average shares outstanding
                 Basic and diluted                    78,216,151     50,909,087
                                                     ===========    ===========
           Net (loss) per common share
             outstanding Basic and diluted           $     (0.01)   $     (0.03)
                                                     ===========    ===========

           The Company had common stock equivalents of 444,151,738 and 167,027,083 at June 30, 2007 and 2006, respectively.

           Comprehensive Income
           --------------------
           FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income.

           Derivative Liabilities
           ----------------------
           During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended June 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

           On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture (which was subsequently assigned to Cornell Capital Partners LP in May 2005, as repayment on a outstanding promissory note). Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp and then to Turnaround Partners. During the year ended December 31, 2006, the Company sold 453,642 shares of Emerge Capital common stock in the market for net proceeds of $10,444 and realized a loss of $19,042. During the six months ended June 30, 2007, the Company sold 3,296,358 shares of Turnaround Partners common stock in the market for net proceeds of $118,460 and realized a loss of $95,804. As of June 30, 2007, the Company has fully liquidated its holdings in Turnaround Partners.

           On May 16, 2005, the Company terminated its Administrative Services Agreement with Trey Resources and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. The value of the exchanged securities was determined to be $64,891. During the six months ended June 30, 2007, the Company sold 700,000 shares of Laser Energetics common stock in the market for net proceeds of $15,112 and realized a gain of $10,569. At June 30, 2007, the book value of these securities is $60,348 and the market value is $93,000. The cumulative unrealized gains of $32,652 is included in the Other Comprehensive Income (Loss).

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date. Subsequent to the issuance of these shares, Health Express changed it name to CSI Business Finance and then to National Nutrition, Inc. Also during this period they implemented a reverse split of 1:25 on the outstanding stock of the company including the conversion factor of the Series A Convertible Preferred Stock. During 2006, the Company converted the 4,411 shares of Series A Convertible Preferred Stock into 3,440,580 shares of CSI Business Finance (n/k/a Natural Nutrition, Inc.). During the year ended December 31, 2006, the Company sold 62,876 shares of Natural Nutrition common stock in the market for net proceeds of $1,293 and realized a loss of $4,208. At June 30, 2007, the book value of these securities is $295,695 and the market value is $87,820. The cumulative unrealized loss of $207,875 is included in the Other Comprehensive Income (Loss).

           On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company shall provide "general corporate finance advisory and other similar consulting services" for a period of six
           (6) months from the date of the agreement. At June 30, 2007, the book value of these securities is $1,120,000 and the market value is $280,000. The cumulative unrealized loss of $840,000 is included in the Other Comprehensive Income (Loss). The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Consulting Agreement. As such, this transaction is a related party transaction.

           Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At June 30, 2007, the unremitted balance in the money market fund at our broker was $1,088.

           As of June 30, 2007, the aggregate book value of these securities was $1,477,131, the market value was $461,908 and the cumulative unrealized loss was $1,015,223.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock. In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets. During the six months ended June 30, 2007, the Company was notified that the two largest retailers have decided to no longer carry the Acid+All(R) product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. The Company was also notified that the Thomas Pharmaceuticals' contract packager had ceased packaging the Acid+All(R) product and that Thomas Pharmaceuticals had no packaged products in inventory. Based upon managements' evaluation of this business, it was determined that the current book value of the intangible assets for the customer list and trademarks of Thomas Pharmaceuticals should be fully impaired for the amount of $109,137.

           Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

           All capitalized intangibles have been reviewed for impairment at June 30, 2007. In doing so, management has determined that, except for the Thomas Pharmaceuticals intangible assets, no further write-down for impairment is required.

           At June 30, 2007, intangible assets totaled $156,995 net of impairment and accumulated amortization of $111,656.

NOTE 4  - NOTES PAYABLE/CONVERTIBLE DEBENTURES

           On May 11, 2006 the Company issued to Cornell a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to Cornell from May 25, 2004. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. During the six months ended June 30, 2007, we issued 14,466,790 shares of Class A common stock as repayment of $136,890 of the remaining principal and $10,610 of accrued interest. As of June 30, 2007 the remaining balance of accrued interest is $4,662.

           On May 11, 2006 the Company issued to Cornell a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to Cornell from June 15, 2005. During the six months ended June 30, 2007, we issued 3,703,703 shares of Class A common stock as repayment of $30,000 of principal. As of June 30, 2007, the unpaid principal balance on the secured convertible debenture is $5,514,110 plus accrued interest of $479,266.

           On May 25, 2006, the Company issued to Cornell a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and Cornell. As of June 30, 2007, the unpaid principal balance on the secured convertible debenture is $1,250,000 plus accrued interest of $104,427.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           The aggregate principal value of these three debentures at June 30, 2007 is $6,764,110. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $3,176,925. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

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

           As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of June 30, 2007, the unpaid balance on the promissory note is $20,000 plus accrued interest of $2,539.

           On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value of $1,000 per share. The $103,200 convertible debenture was secured with the assets of Thomas

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           Pharmaceuticals, subordinate to the security interest previously granted to iVoice. As of June 30, 2007, shares of Class A Common Stock of Thomas Pharmaceuticals are not freely traded and there is no market value for the shares. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum, has a term of seven years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of June 30, 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $6,659.

NOTE 5 - DERIVATIVE LIABILITY

           In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $3,989,883.

           The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                   At Issue          At 6/30/07
                Fair market value of stock      $0.096 - $0.125       $ 0.00750
                Exercise price                  $0.086 - $0.113       $ 0.00675
                Dividend yield                       0.00%              0.00%
                Risk free interest rate              5.47%              5.47%
                Expected volatility            195.36% - 196.54%       132.31%
                Expected life                      2.00 years         11 months

           Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of income
           (loss). During the six months ended June 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,275,129.

           During the six months ended June 30, 2007, the Company paid down a portion of one of the Cornell Debentures by the issuance of common stock for an aggregate of $166,890. The effect on the reduction in the fair value of the embedded derivatives of $115,406 was recorded as Additional paid-in capital on the condensed consolidated balance sheet.

           In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of $7,297,886 is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the six months ended June 30, 2007 was $1,494,330.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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

           As of June 30, 2007, the remaining outstanding balance owed to Mr. Mahoney amounted to $130,971.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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

           On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on June 30, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the "Amendment") to effect a one for two hundred reverse stock split (the "Reverse Split"). The Reverse Split took effect on April 27, 2006 and the trading symbol of the Company's Class A common stock was changed to "IVOI". All shareholders' holdings were divided by two hundred and the number of outstanding Class A common stock shares was reduced from 9,994,728,373 to 49,973,642, plus any additional shares issued as a result of the rounding up of fractional shares created by the Reverse Split. The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the Reverse Split were rounded up to one whole share. Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.

           a)   Preferred Stock
                Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2007, no shares were issued or outstanding.

           b)   Class A Common Stock
                Following the reverse split on April 27, 2006, the Class A common stock consists of the following: 10,000,000,000 shares of authorized common stock with no par value, 49,976,994 shares were issued and 49,973,994 shares were outstanding.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

                As of June 30, 2007, there are 89,256,839 shares issued and 89,253,839 shares outstanding.

                For the six months ended June 30, 2007, the Company had the following transactions in its Class A Common Stock:

                1) The Company issued 18,170,493 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $177,500.

                2) The Company issued 2,012,651 shares of Class A common stock upon conversion of 10,863 shares of Class B common stock, pursuant to the provisions of Class B common stock.

           c)   Class B Common Stock
                --------------------
                Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2007, there are 2,204,875 shares issued and 1,594,484 shares outstanding.

                Pursuant to the conversion terms of the Class B Common stock, on June 30, 2007, the 1,594,484 outstanding shares of Class B common stock are convertible into 414,151,738 shares of Class A common stock.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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
                 Expected life                         5.00 years

           The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the Cornell debentures. Amortization expenses for the warrants for the six months ended June 30, 2007 was $498,081.

           The aggregate amortization expense for the convertible debentures and warrants for the six months ended June 30, 2007 was $1,992,410.

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


           At June 30, 2007 and 2006 deferred tax assets consist of the following:

                                                            June 30,
                                                      2007            2006
                                                  ------------    ------------

                Deferred tax assets               $  7,450,000    $  6,550,000
                Less:  Valuation allowance          (7,450,000)     (6,550,000)
                                                  ------------    ------------
                 Net deferred tax assets          $       --      $       --
                                                  ============    ============

           Net operating loss carry forwards expire starting in 2017 through 2026.

           At June 30, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amount of $22,450,000 and $19,750,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

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
                                                               =========


NOTE 12 -    GOING CONCERN

           The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities, has completed the process of spinning out the three operating subsidiaries, and is in the process of spinning out a fourth operating subsidiary. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

           During the six months ended June 30, 2007 and 2006, the Company had been able to meet its operating requirements from cash reserves raised through previous Equity Line of Credit financing agreements with Cornell Capital Partners, LP

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006

           Since the spin off of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

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

NOTE 13 - SUBSEQUENT EVENTS

           On July 12, July 19 and July 30, 2007, the Company issued an aggregate of 11,049,841 shares of Class A common stock to Cornell Capital Partners as repayment of principal on an outstanding convertible debenture, valued at $32,000.

           On May 3, 2007, the Company announced that it has entered into a non-binding Letter of Intent to acquire Spectrum BioScience, a compound management services company, whose business model is to dramatically improve customer efficiency by automating manual processes and integrating sample management solutions involved in drug discovery. The transaction, which is subject to due diligence and the usual and customary conditions, is expected to close in September 2007.

NOTE 14 - RESTATEMENT

           The Company has amended its previously issued financial statements for the six months ended June 30, 2006. The Company amended these statements to reflect the change in the characterization of the 30,000,000 warrants issued to Cornell Capital from being accounted for as a warrant liability to being accounted for as an equity instrument. In addition, the initial warrants were recorded as financing costs and was charged directly to the statement of operations as an expenses. These changes are already incorporated in the financial statements issued at December 31, 2006. The restatement changed the accounting for the warrants and for the derivative value of the convertible debentures. The amended statements show a decrease in the write-off of financing costs of $2,736,581, a net decrease in gain on revaluation of derivatives of $973,944 and an increase in the amortization of discount on beneficial conversion in the amount of $16,242, resulting in an decrease of $1,746,395 in the previously reported loss of $3,033,956 to an amended loss of $1,287,561, or an decrease of $.03 in the net loss per share. The changes also increased total shareholders equity by $2,136,305 to $5,215,789.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some information included in this Quarterly Report on Form 10-QSB and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2006 entitled "Risk Factors". This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

PLAN OF OPERATION.
------------------

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


      DIVIDENDS / SPIN-OFFS:

      In the last 36 months, we have successfully spun-off four subsidiaries through special dividends to our shareholders. Also, during the six months ended June 30, 2007, we have started the process to spin-off Thomas Pharmaceuticals, Ltd.

      Trey Resources, Inc.: In February 2004, iVoice shareholders received one share of Trey Resources for every 1,793 shares held by iVoice. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired three companies, hired the management of a fourth company, and grown from zero sales to revenues at a current operating rate of nearly $6.6 million per annum.

      iVoice Technology, Inc.: On August 5, 2005, iVoice shareholders received one share of iVoice Technology for every 988 shares held by iVoice. iVoice Technology will initially focus on building a business around the IVR technology. On June 6, 2007 iVoice Technology announced that it signed a non-binding Letter of Intent to acquire Prosperity Ventures, Inc, d/b/a Tropical Screen, Stronghold Manufacturing, Inc, Aero Consulting, LLC and Screen Enclosure Technologies, LLC, Florida limited liability corporations. The transaction, which is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement, is expected to close in August 2007.

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

      SpeechSwitch, Inc.: On August 5, 2005, iVoice shareholders received one share of SpeechSwitch for every 988 shares held by iVoice. SpeechSwitch continues to sell the speech recognition software and manage the business. The assets that were transferred to SpeechSwitch include the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

      Thomas Pharmaceuticals, Inc.: On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The record date and distribution date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The initial Form SB-2 registration statement was filed with the SEC on April 13, 2007 and amendments were filed on June 18, 2007 and July 27, 2007.

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

      Sales & Licensing of Patents:
      -----------------------------

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

      On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The proposed distribution is subject to final review by the U.S. Securities and Exchange Commission. The holders of iVoice common stock will receive shares of Thomas Pharmaceuticals, Ltd. common stock. The record date and distribution date will be as soon as practicable after the U.S. Securities and Exchange Commission declares the Thomas Pharmaceuticals Ltd. Form SB-2 registration statement effective. The Form SB-2 registration statement was filed with the SEC on April 13, 2007 and amendments were filed on June 18, 2007 and July 27, 2007.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

In January 2006, the Company acquired Thomas Pharmaceuticals, which was a start-up company with limited operations prior to the merger.

Total sales for the six months ended June 30, 2007 and 2006 were $917,484 and $51,917, respectively. Sales in 2007 include $840,000 of consulting revenues earned on the Deep Field agreement. Sales in 2007 also include revenues from the administrative services agreements of $50,777 and from product sales of the Company's Acid-All product of $26,707, which was introduced in March 2006. The product sales of Acid-All in 2007 were reduced by a charge of $48,850 for a provision for product returns. The sales in 2006 represent initial product sales of the Acid-All product, net of a provision for product returns of $17.

Cost of sales for the six months ended June 30, 2007 and 2006 were $90,976 and $27,331, respectively. The costs in 2007 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments and a $56,116 charge for a reserve for excess and obsolete inventory. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

Total operating expenses for the six months ended June 30, 2007 and 2006, were $934,385 and $1,311,523, respectively, for an overall decrease of $377,139. The costs in 2007 include $123,991 for selling and marketing expenses compared to $101,924 for 2006. The increase of $22,067 over 2006 represents expenses incurred on a sampling event in San Francisco on valentine's day. General and administrative expenses in 2007 decreased by $477,047 when compared to 2006. Of these decreases, advertising expenses decreased by approximately $211,842 when compared to 2006 when Thomas paid $224,737 for advertising campaigns initiated to introduce the Acid-All products. Other decreases include reductions in printing and reproduction fees of $72,873 when compared to 2006 for costs of printing and distribution of the 2006 proxy statements, reductions in legal expenses of $96,399 when compared to 2006 costs related to the merger with Thomas Pharmaceuticals and the overall reduction of Thomas's general and administrative overhead expenses as we curtail the operations to conserve operating cash until the alternate funding can be arranged. The operating expenses in 2007 also include a $109,137 charge for impairment of intangible assets of Thomas Pharmaceuticals and a $33,333 reduction in the amortization of financing costs when compared to 2006.

Total other income (expense) for the six months ended June 30, 2007 was an expense of $784,198. This total was primarily comprised of $1,992,410 amortization of the discount on debt, $265,744 of accrued interest expense on the Cornell notes and other debt, and $85,234 loss on sales of marketable securities which is offset by $1,275,129 gain on revaluation of the derivatives and $278,823 of interest income. Total other income (expense) for the six months ended June 30, 2006 was an expense of $624. This total was primarily comprised of $304,079 amortization of the discount on debt and $306,197 of accrued interest expense on the Cornell notes and other debt, offset by $233,312 of interest income on the cash accounts, $75,000 placement fees related to the financing of Corporate Strategies in 2005 and $64,165 of administrative service fees.

Net loss for the six months ending June 30, 2007 and 2006, were $892,075 and $1,287,561, respectively. The decrease in net loss of $395,486 was the result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

In January 2006, the Company acquired Thomas Pharmaceuticals, which was a start-up company with limited operations prior to the merger.

Total sales for the three months ended June 30, 2007 and 2006 were $593,831 and $50,924, respectively. Sales in 2007 include $560,000 of consulting revenues earned on the Deep Field agreement. Sales in 2007 also include revenues from the administrative services agreements of $25,326 and from product sales of the Company's Acid-All product of $50,924 which was introduced in March 2006. Sales in 2007 were reduced by a charge of $14,685 for a provision for product returns. The sales in 2006 represent initial product sales of the Acid-All product, net of a provision for product returns of $17.

Cost of sales for the three months ended June 30, 2007 and 2006 were $35,036 and $26,235, respectively. The costs in 2007 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments and a $26,616 charge for a reserve for excess inventory. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

Total operating expenses for the three months ended June 30, 2007 and 2006, were $398,375 and $646,543, respectively, for an overall decrease of $248,168. The costs in 2007 include $30,676 for selling and marketing expenses compared to $66,063 for 2006. The decrease of $35,387 when compared to 2006 represents reduction in salaries and curtailment of sampling expenses upon the resignation of the Thomas's president in March '07. General and administrative expenses in 2007 decreased by $222,268 when compared to 2006. Of these decreases, advertising expenses decreased by approximately $78,000 when compared to 2006 when Thomas paid $89,045 for advertising campaigns initiated to introduce the Acid-All products. Other decreases include reductions in printing and reproduction fees when compared to 2006 costs for printing and distribution of the 2006 proxy statements, reductions in legal expenses when compared to 2006 costs related to the filing of a subsequently withdrawn SB2 registration statement, and the overall reduction of Thomas's general and administrative overhead expenses as we curtail the operations to conserve operating cash until the alternate funding can be arranged. The operating expenses in 2007 also include a $20,604 charge for impairment of intangible assets of Thomas Pharmaceuticals and a $13,332 reduction in the amortization of financing costs when compared to 2006.

Total other income (expense) for the three months ended June 30, 2007 was an expense of $1,127,258. This total was primarily comprised of $1,080,174 amortization of the discount on debt, $133,192 of accrued interest expense on the Cornell notes and other debt, and $70,058 loss on revaluation of the derivatives which is offset by $140,506 of interest income and $10,569 gain on sales of marketable securities. Total other income (expense) for the three months ended June 30, 2006 was an income of $17,090. This total was primarily comprised of $251,847 gain on revaluation of the derivatives, $122,422 of interest income on the cash accounts, $32,083 of administrative service fees and $75,000 placement fees related to the financing of Corporate Strategies in 2005 offset $304,079 amortization of the discount on debt, $145,352 of accrued interest expense on the Cornell notes and other debt and $15,000 write-off of financing costs on the Cornell debenture.

Net loss for the three months ending June 30, 2007 and 2006, were $966,838 and $604,764, respectively. The increase in net loss of $362,074 was the result of the factors discussed above.


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

During the year ended December 31, 2006 we had incurred net losses from continuing operations of $3,146,906 and had cash flow deficiencies from continuing operations of $1,214,206. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $184,500 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $90,000, occupancy costs of $15,000, professional fees of $40,000, advertising $30,000, and miscellaneous administrative expenses of $9,500. We expect to fund these monthly obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the six months ended June 30, 2007, iVoice had a net increase in cash of $50,654. iVoice's principal sources and uses of funds in the six months ended June 30, 2007 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $227,677 in cash for operations in the six months ended June 30, 2007, a decrease of $705,389 compared to $933,066 in cash used for operations in the six months ending June 30, 2006. The prior period results included the start-up costs for Thomas Pharmaceuticals which was not repeated in the current period.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company provided $124,331 cash from investing activities for the six months ended June 30, 2007. This was primarily due to the net proceeds from the sales of marketable securities of $136,787. These proceeds were offset by cash used to upgrade the home office copiers and by the increases in patent and trademark costs. The Company used cash of $16,372 for investing activities in the six months ended June 30, 2007. The Company upgraded the computers and network for the Thomas operations in 2006. The Company also continues to invest money in the prosecution of the Companies patent portfolios.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $154,000 cash from financing in the six months ended June 30, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition. During 2007, $6,000 was repaid to Thomas Pharmaceuticals Acquisition. For the six month ended June 30, 2006, the Company provided $1,141,250 cash from financing which represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to Cornell Capital.

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

Based on the withdrawal of the registration statement, the Company will not receive the proceeds of the fourth convertible debenture mentioned above.

On January 26, 2007, we entered into an Extension Agreement (the "Extension Agreement") with Thomas Pharmaceuticals and Thomas Acquisition. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice. It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing. If as of the effective date of the Registration Statement, Thomas Acquisition has not exercised its right to purchase the Securities and then the Stock Purchase Agreement will be terminated and Thomas Acquisition will no longer have the right to purchase the Securities.

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and June 30, 2007:

      A material weakness in the Company's internal controls existed as of December 31, 2006 and June 30, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare condensed consolidated financial statements in accordance with U.S. GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures. ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. other than what has been reported above.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     (b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.


ITEM 6. EXHIBITS

          10.1 Amended and Restated Security Agreement dated June 14, 2007, by and between Thomas Pharmaceutical Acquisition Corp. and Thomas Pharmaceuticals, Ltd..

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


iVoice, Inc.


By: /s/ Jerome R. Mahoney                                 Date: August 14, 2007
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

10.1 Amended and Restated Security Agreement dated June 14, 2007, by and between Thomas Pharmaceutical Acquisition Corp. and Thomas
       Pharmaceuticals, Ltd.

31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
       Section 906 of the Sarbanes-Oxley Act Of 2002