Form 10QSB
period 2007-09-30
IVOICE, INC /NJ
filed 2007-11-14
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock, No par value, outstanding as of
November 12, 2007:               258,710,604

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheet - September 30, 2007     2

                 Condensed Consolidated Statements of Operations - For the
                     nine months and three months ended September 30, 2007
                     and 2006                                                  3

                 Condensed Consolidated Statements of Accumulated Other
                     Comprehensive Loss - For the nine months ended
                     September 30, 2007                                        4

                 Condensed Consolidated Statements of Cash Flows - For
                     the nine months ended September 30, 2007 and 2006     5 - 6

                 Notes to Condensed Consolidated Financial Statements     7 - 25

         Item 2. Management's Discussion and Analysis or Plan of
                     Operations                                          26 - 30

         Item 3. Controls and Procedures                                      31

         Item 3A(T). Controls and Procedures                                  31



PART II. OTHER INFORMATION

         Item 6. Exhibits                                                     32

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2007

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                       $ 10,892,491
Securities available for sale                                                        143,866
Prepaid expenses and other current assets                                            194,345
                                                                                ------------
       Total current assets                                                       11,230,702
                                                                                ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $235,413                  111,402
                                                                                ------------

OTHER ASSETS
Intangible assets, net of accumulated amortization and impairment of $111,689        160,161
Deposits and other assets                                                              6,666
                                                                                ------------
       Total other assets                                                            166,827
                                                                                ------------

TOTAL ASSETS                                                                    $ 11,508,931
                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                           $  1,442,404
Convertible debentures payable, net of discounts of $2,310,490                     4,340,870
Derivative liability on convertible debentures                                     4,086,855
Due to related parties                                                               153,656
                                                                                ------------
       Total current liabilities                                                  10,023,785
                                                                                ------------

LONG TERM DEBT
Notes payable                                                                        174,000
                                                                                ------------

       Total liabilities                                                          10,197,785
                                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                       --
Common stock, Class A - no par value; authorized 10,000,000,000 shares;
  165,213,604 shares issued; 165,210,604 shares outstanding                       25,121,442
Common stock, Class B - $0.01 par value; authorized 50,000,000 shares;
  2,204,875 shares issued; 1,594,484 shares outstanding                               15,945
Additional paid-in capital                                                           719,702
Accumulated other comprehensive loss                                              (1,147,796)
Accumulated deficit                                                              (23,369,347)
Treasury stock, 3,000 Class A shares, at cost                                        (28,800)
                                                                                ------------
       Total stockholders' equity                                                  1,311,146
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 11,508,931
                                                                                ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             For the nine months ended          For the three months ended
                                                                   September 30,                       September 30,
                                                          --------------------------------    --------------------------------
                                                               2007              2006              2007              2006
                                                          --------------    --------------    --------------    --------------
                                                                              (restated)                          (restated)
SALES, net of provision for product returns and credits
    of $48,850, $8,337, $0 and $8,320, respectively       $    1,222,809    $      279,355    $      305,325    $      227,438

COST OF SALES                                                     90,976           139,094                --           111,763
                                                          --------------    --------------    --------------    --------------

GROSS PROFIT                                                   1,131,833           140,261           305,325           115,675
                                                          --------------    --------------    --------------    --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling and marketing expenses                               153,991           517,241            30,000           415,317
    General and administrative expenses                          830,533         1,193,838           232,148           118,406
    Impairment of intangible assets                              109,137                --                --                --
    Amortization of financing costs                              130,313           163,646            43,438            43,438
    Depreciation and amortization                                 18,621            21,161             2,624             7,202
                                                          --------------    --------------    --------------    --------------
Total selling, general and administrative expenses             1,242,595         1,895,886           308,210           584,363
                                                          --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                                            (110,762)       (1,755,625)           (2,885)         (468,688)
                                                          --------------    --------------    --------------    --------------

OTHER INCOME\(EXPENSE)
    Other income                                                 207,258           551,391             8,431           178,586
    Gain on revaluation of derivatives                         1,293,563           908,188            18,434           656,341
    Amortization of discount on debt                          (2,858,845)       (1,216,314)         (866,435)         (912,235)
    Write off of financing costs                                      --           (15,000)               --                --
    Interest expense                                            (398,871)         (442,303)         (133,127)         (136,106)
                                                          --------------    --------------    --------------    --------------
Total other income\(expense)                                  (1,756,895)         (214,038)         (972,697)         (213,414)
                                                          --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                      (1,867,657)       (1,969,663)         (975,582)         (682,102)

PROVISION FOR INCOME TAXES                                            --                --                --                --
                                                          --------------    --------------    --------------    --------------

NET LOSS APPLICABLE TO COMMON SHARES                      $   (1,867,657)   $   (1,969,663)   $     (975,582)   $     (682,102)
                                                          ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE
    Basic                                                 $        (0.02)   $        (0.04)   $        (0.01)   $        (0.01)
                                                          ==============    ==============    ==============    ==============
    Diluted                                               $        (0.02)   $        (0.04)   $        (0.01)   $        (0.01)
                                                          ==============    ==============    ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                     93,101,624        52,794,470       122,387,175        56,503,756
                                                          ==============    ==============    ==============    ==============
    Diluted                                                   93,101,624        52,794,470       122,387,175        56,503,756
                                                          ==============    ==============    ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                         COMPREHENSIVE LOSS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006





                                                               2007              2006
                                                          --------------    --------------
Balance at beginning of the period                        $     (376,559)   $       13,097

Unrealized loss on securities available for sale:
    Unrealized losses arising during the period                 (996,350)         (338,482)
    Less: reclassification adjustment for losses
          included in net loss                                   225,113                --
                                                          --------------    --------------
    Net change for the period                                   (771,237)         (338,482)
                                                          --------------    --------------
Balance at end of the period                              $   (1,147,796)   $     (325,385)
                                                          ==============    ==============














     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                 ----------------------------
                                                                                     2007            2006
                                                                                 ------------    ------------
                                                                                                  (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $ (1,867,657)   $ (1,969,663)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation of fixed assets and amortization of intangibles                        18,621          21,161
   Amortization of prepaid finance costs                                              130,313         163,646
   Amortization of discount on debt conversion                                      2,858,845       1,216,314
   Provision for product returns and reserve for bad debt                              53,418         112,347
   Reserve for excess and obsolete inventory                                           56,117              --
   Impairment of intangible assets                                                    109,137              --
   Loss on sales of marketable securities                                             225,113             565
   Gain of write-off of minority investment in subsidiary                              (5,000)             --
   Non-cash consulting revenues earned                                             (1,120,000)             --
   Gain on revaluation of derivatives                                              (1,293,563)       (908,188)
   Write-off of financing costs                                                            --          15,000
   Issuance of common stock for services                                                   --          85,000
   Changes in certain assets and liabilities:
       (Increase) decrease in accounts receivable                                       2,257        (200,185)
       (Increase) decrease in inventory                                                 8,640         (48,361)
       (Increase) in prepaid expenses and other assets                                (44,710)        (43,741)
       Increase in accounts payable and accrued liabilities                           517,749         490,892
       Increase in related party liabilities                                           57,153          34,423
                                                                                 ------------    ------------
   Total cash (used in) operating activities                                         (293,567)     (1,030,790)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (4,708)         (7,216)
   Net proceeds from sales of marketable securities                                   182,378              --
   Purchase of trademarks and other intangibles                                       (10,947)        (17,835)
   Cash acquired in merger with Thomas Pharmaceuticals, Ltd                                --              36
                                                                                 ------------    ------------
   Total cash provided by (used in) investing activities                              166,723         (25,015)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Prepaid offering and debt issue costs                                                  --        (108,750)
   Gross proceeds from debt financing                                                 160,000       1,250,000
   Repayment of debt financing                                                         (6,000)       (136,000)
                                                                                 ------------    ------------
   Total cash provided by financing activities                                        154,000       1,005,250
                                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   27,156         (50,555)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    10,865,335      11,001,932
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 10,892,491    $ 10,951,377
                                                                                 ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                              $         --    $         --
                                                                                 ============    ============
   Income taxes                                                                  $         --    $         --
                                                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2007:
---------------------------------------------

a) The Company issued 94,127,258 shares of Class A common stock to YA Global Investments, LP (f/k/a/ Cornell Capital Partners) as repayment of principal on outstanding convertible debentures, valued at $290,250.

b) The Company issued 2,012,651 shares of Class A Common upon the conversion of 10,863 shares of Class B Common Stock.

c) The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The value of the agreement was determined to be $1,120,000 and was amortized over six months ending August 13, 2007.

For the nine months ended September 30, 2006:
---------------------------------------------

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
                                               ==========

b) The Company issued 2,819,580 shares of Class A common stock to YA Global Investments, LP (f/k/a/ Cornell Capital Partners) as repayment of principal on an outstanding convertible debenture, valued at $165,886.

c) The Company issued 1,000,000 shares of Class A common stock for public relations services at a value of $85,000.

d) The Company converted 47,167 shares of Class B Common into 3,930,690 shares of Class A Common, pursuant to the provisions of Class B common stock.



     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     Revenue and Cost Recognition (Continued)
     ----------------------------------------
     Revenues on consulting agreements are recorded as earned per the terms of the individual agreements. During the nine months ended September 30, 2007, the Company recorded $1,120,000 of revenue from a consulting agreement with Deep Field Technologies. This amount represents approximately 92% of the total sales for the period.

     Cost of product revenue includes direct costs to produce and distribute the products. Costs for patents include expensing the deferred costs of the licensing activities.

     Product Returns
     ---------------
     The Company offers an open return policy for unsold product and the Company had a limited number of product returns through September 30, 2007. Management determined that in order to provide adequate provision, that the provision for product returns is based on the balance of uncollected receivables from customers who have not made any payments at the end of the period.

     Start-up Costs
     --------------
     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all costs incurred in connection with the start-up and organization of the Company.

     Accounts Receivable
     -------------------
     The Company conducts business and extends credit pursuant to the individual agreements. Standard terms are 2% 30 net 31 and most of the small customers conform to these terms. Several large customers delay payments to the Company until there is a steady flow of products being resold. In some cases, the Company also offers a return policy for slow moving products. Provisions created for product returns also reduce the outstanding balance of accounts receivable. Exposure to losses on receivables is expected to vary by customer due to how the products are being purchased by the end-users.

     As of September 30, 2007, the accounts receivable, net of allowance of product returns and bad debt, is as follows:

             Accounts receivable                         $  190,275
             Less: allowance for product returns           (148,244)
             Less: provision for bad debt                   (42,031)
                                                         ----------
             Net accounts receivable                     $       (0)
                                                         ==========

     Provision for Bad Debt
     ----------------------
     The Company evaluates the credit worthiness of each of its customers and has determined that some accounts will be uncollectible and will have to be written off in the future. Management has determined that a provision for bad debt of $42,031, in addition to the provision for product returns, is sufficient at September 30, 2007.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions. The Company had cash equivalents at September 30, 2007 of $10,823,432.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in selling expenses. For the nine months ended September 30, 2007 and 2006, the Company incurred $24,895 and $326,837, respectively.

     Concentration of Credit Risk
     ----------------------------
     The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at September 30, 2007 of $10,823,432.

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

     As of September 30, 2007, the inventory at cost and reserves for excess and obsolete inventory are as follows:

             Inventory at cost                           $   56,116
             Less: Reserve for excess and obsolete
                   inventory                                (56,116)
                                                         ----------
             Net inventory                               $       (0)
                                                         ==========

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at September 30, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

     The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the nine months ended September 30, 2007 and 2006, does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     The shares used in the computations are as follows:

                                                       Nine months ended
                                                         September 30,
                                               --------------------------------
                                                    2007              2006
                                               --------------    --------------

     Net (loss) applicable to common shares    $   (1,867,657)   $   (1,969,663)
                                               ==============    ==============
     Weighted average shares outstanding
        Basic and diluted                          93,101,624        52,794,470
                                               ==============    ==============
     Net (loss) per common share outstanding
        Basic and diluted                      $        (0.02)   $        (0.04)
                                               ==============    ==============

     The Company had common stock equivalents of 2,929,064,256 and 165,280,227 at September 30, 2007 and 2006, respectively.

     Comprehensive Income
     --------------------
     FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income.

     Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the nine months ended September 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures (f/k/a/ Cornell Convertible Debentures).

     Recent Accounting Pronouncements
     --------------------------------
     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 establishes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15,

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

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


NOTE 2 - SECURITIES AVAILABLE FOR SALE

     On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture (which was subsequently assigned to Cornell Investments, LP (f/k/a/ Cornell Capital Partners) in May 2005, as repayment on a outstanding promissory note). Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp and then to Turnaround Partners. During the year ended December 31, 2006, the Company sold 453,642 shares of Emerge Capital common stock in the market for net proceeds of $10,444 and realized a loss of $19,042. During the nine months ended September 30, 2007, the Company sold 3,296,358 shares of Turnaround Partners common stock in the market for net proceeds of $118,460 and realized a loss of $95,804. As of September 30, 2007, the Company has fully liquidated its holdings in Turnaround Partners.

     On May 16, 2005, the Company terminated its Administrative Services Agreement with Trey Resources and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey Resources. The value of the exchanged securities was determined to be $64,891. During the nine months ended September 30, 2007, the Company sold 10,000,000 shares of Laser Energetics common stock in the market for net proceeds of $62,864 and realized a loss of $2,026. At September 30, 2007, the Company has fully liquidated its holdings in Laser Energetics.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date. Subsequent to the issuance of these shares, Health Express changed its name to CSI Business Finance and then to National Nutrition, Inc. Also during this period they implemented a reverse split of 1:25 on the outstanding stock of the company including the conversion factor of the Series A Convertible Preferred Stock. During 2006, the Company converted the 4,411 shares of Series A Convertible Preferred Stock into 3,440,580 shares of CSI Business Finance (n/k/a Natural Nutrition, Inc.). During the year ended December 31, 2006, the Company sold 62,876 shares of Natural Nutrition common stock in the market for net proceeds of $1,293 and realized a loss of $4,208. During the nine months ended September 30, 2007, the Company sold 1,837,704 shares of Natural Nutrition common stock in the market for net proceeds of $33,516 and realized a loss of $127,283. At September 30, 2007, the book value of these securities is $134,896 and the market value is $23,100. The cumulative unrealized loss of $111,796 is included in the Other Comprehensive Income
     (Loss).

     On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At September 30, 2007, the book value of these securities is $1,120,000 and the market value is $84,000. The cumulative unrealized loss of $1,036,000 is included in the Other Comprehensive Income (Loss). The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Consulting Agreement.

     Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At September 30, 2007, the unremitted balance in the money market fund at our broker was $36,766.

     As of September 30, 2007, the aggregate book value of these securities was $1,291,662, the market value was $143,866 and the cumulative unrealized loss was $1,147,796.


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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock. In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets. During the nine months ended September 30, 2007, the Company was notified that the two largest retailers have decided to no longer carry the Acid+All(R) product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. The Company was also notified that the Thomas Pharmaceuticals' contract packager had ceased packaging the Acid+All(R) product and that Thomas Pharmaceuticals had no packaged products in inventory. Based upon managements' evaluation of this business, it was determined that the current book value of the intangible assets for the customer list and trademarks of Thomas Pharmaceuticals should be fully impaired for the amount of $109,137.

     Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     All capitalized intangibles have been reviewed for impairment at September 30, 2007. In doing so, management has determined that, except for the Thomas Pharmaceuticals intangible assets, no further write-down for impairment is required.

     At September 30, 2007, intangible assets totaled $160,161 net of impairment and accumulated amortization of $111,689.


NOTE 4 - NOTES PAYABLE/CONVERTIBLE DEBENTURES

     On May 11, 2006 the Company issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners) a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to YA Global from May 25, 2004. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. During the nine months ended September 30, 2007, we issued 14,466,790 shares of Class A common stock as repayment of $136,890 of the remaining principal and $10,610 of accrued interest. As of September 30, 2007 the remaining balance of accrued interest is $4,662.

     On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the nine months ended September 30, 2007, we issued 79,660,468 shares of Class A common stock as repayment of $142,750 of principal. As of September 30, 2007, the unpaid principal balance on the secured convertible debenture is $5,401,360 plus accrued interest of $583,853.

     On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. As of September 30, 2007, the unpaid principal balance on the

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     secured convertible debenture is $1,250,000 plus accrued interest of $128,385.

     The aggregate principal value of these three debentures at September 30, 2007 is $6,651,360. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $2,310,490. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

     On May 25, 2006, the Company paid $93,750 for commitment fees to Yorkville Advisors, LLP related to the YA Global debenture of the same date. The structuring fees were charged to financing costs and the commitment fees were deferred and amortized over the term of the debenture. In addition, the Company issued 30,000,000 warrants to YA Global with a fair market value of $1,992,323, which is being amortized as debt discount over the life of the convertible debentures on the statements of income (loss).

     The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice. A 20% redemption premium on the principal amount being redeemed is required. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

     In addition, on any conversion date, YA Global may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to YA Global, when aggregated with all other shares of our Class A Common Stock beneficially owned by YA Global at such time, would result in YA Global beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock. We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

     As part of the merger with Thomas Pharmaceuticals Ltd, the Company assumed a $20,000 promissory note due to Jana M. Wesley which bears interest at the rate of 5% per annum, compounded annually. The promissory note matures on January 19, 2009 with a lump sum payment due of any remaining principal and interest. As of September 30, 2007, the unpaid balance on the promissory note is $20,000 plus accrued interest of $2,817.

     On January 26, 2007, Thomas Acquisition issued to an investor a debenture in the principal amount of $103,200 convertible into Class A Common Stock of Thomas Pharmaceuticals and a debenture in the principal amount of $96,800 convertible into Series B Convertible Preferred Stock of Thomas Pharmaceuticals. The $103,200 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the number of shares of Thomas Pharmaceuticals Class A Common Stock determined by dividing the amount of the debenture being converted by a 20% discount to the lowest closing bid price of the Thomas Pharmaceuticals Class A Common Stock for the five trading days before the conversion date. The $96,800 of the convertible debentures provide that, at the holder's option, principal and interest due on the debentures can be converted into the Thomas Pharmaceuticals Series B Convertible Preferred Stock having a stated value

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     of $1,000 per share. The $103,200 convertible debenture was secured with the assets of Thomas Pharmaceuticals, subordinate to the security interest previously granted to iVoice. As of September 30, 2007, shares of Class A Common Stock of Thomas Pharmaceuticals are not freely traded and there is no market value for the shares. The net proceeds of $160,000 from the convertible debentures were loaned to Thomas Pharmaceuticals in the form of a Promissory Note. The Promissory Note bears interest at the rate of ten percent per annum, has a term of seven years and shall be due and payable on January 8, 2014. On February 12, 2007, the Company repaid $6,000 that was applied to the principal balance of the promissory note. As of September 30, 2007, the unpaid balance on the promissory note is $154,000 plus accrued interest of $10,594.


NOTE 5 - DERIVATIVE LIABILITY

     In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $4,086,855.

     The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                At Issue           At 9/30/07
                                            ----------------    ----------------
             Fair market value of stock      $0.096 - $0.125        $ 0.00120
             Exercise price                  $0.086 - $0.113        $ 0.00108
             Dividend yield                       0.00%                0.00%
             Risk free interest rate              5.47%                5.47%
             Expected volatility            195.36% - 196.54%         172.72%
             Expected life                     2.00 years            8 months

     Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of income (loss). During the nine months ended September 30, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,293,563.

     In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of $7,297,886 is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the nine months ended September 30, 2007 was $2,111,723.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

     As of September 30, 2007, the remaining outstanding balance owed to Mr. Mahoney amounted to $153,656.


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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

     a)   Preferred Stock
          ---------------
          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2007, no shares were issued or outstanding.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


          As of September 30, 2007, there are 165,213,604 shares issued and 165,210,604 shares outstanding.

          For the nine months ended September 30, 2007, the Company had the following transactions in its Class A Common Stock:

          1) The Company issued 94,127,258 shares of Class A common stock to YA Global as repayment of principal on an outstanding convertible debenture, valued at $290,250.

          2) The Company issued 2,012,651 shares of Class A common stock upon conversion of 10,863 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     c)   Class B Common Stock
          --------------------
          Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of September 30, 2007, there are 2,204,875 shares issued and 1,594,484 shares outstanding.

          Pursuant to the conversion terms of the Class B Common stock, on September 30, 2007, the 1,594,484 outstanding shares of Class B common stock are convertible into 2,899,061,675 shares of Class A common stock.


NOTE 9 - WARRANTS

     On May 25, 2006, the Company issued 30,000,000 freestanding warrants exercisable over five years as follows: 10,000,000 warrants at a fixed exercise price of $0.30 per share; 10,000,000 warrants at a fixed exercise price of $0.40 per share; and 10,000,000 warrants at a fixed exercise price of $0.50 per share.

     In accordance with SFAS 133 and EITF 00-19, the issuance of the warrants associated with the YA Global Secured Convertible Debentures represents free-standing warrants and is considered an equity instrument which is bifurcated from the debentures. As such, the Company had recognized the bifurcated fair value in the amount of $1,992,323 as additional paid-in capital in the accompanying condensed consolidated balance sheet.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                At Issue
                                             --------------
             Fair market value of stock          $0.096
             Exercise price                  $0.30 - $0.50
             Dividend yield                       0.00%
             Risk free interest rate              5.47%
             Expected volatility                 195.36%
             Expected life                     5.00 years

     The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the YA Global debentures. Amortization expenses for the warrants for the nine months ended September 30, 2007 was $747,121.

     The aggregate amortization expense for the convertible debentures and warrants for the nine months ended September 30, 2007 was $2,858,845.


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

     At September 30, 2007 and 2006 deferred tax assets consist of the following:
                                                    September 30,
                                            ----------------------------
                                                2007            2006
                                            ------------    ------------
             Deferred tax assets            $  7,550,000    $  6,550,000
             Less:  Valuation allowance       (7,550,000)     (6,550,000)
                                            ------------    ------------
             Net deferred tax assets        $         --    $         --
                                            ============    ============

     Net operating loss carry forwards expire starting in 2017 through 2026.

     At September 30, 2007 and 2006, the Company had a federal net operating loss carry forward in the approximate amount of $22,750,000 and $19,750,000, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

     During the nine months ended September 30, 2007 and 2006, the Company had been able to meet its operating requirements from cash reserves raised through previous Equity Line of Credit financing agreements with YA Global.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     Since the spinoff of the three operating subsidiaries, the Company has transitioned itself in a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

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


NOTE 13 - SUBSEQUENT EVENTS

     On May 3, 2007, the Company announced that it has entered into a non-binding Letter of Intent to acquire Spectrum BioScience, a compound management services company, whose business model is to dramatically improve customer efficiency by automating manual processes and integrating sample management solutions involved in drug discovery. On September 25, 2007, the Company terminated the non-binding Letter of Intent.

     During the month of Ocotober 2007, the Company issued an aggregate of 62,200,000 shares of Class A common stock to YA Global as repayment of principal on an outstanding convertible debenture, valued at $62,200.

     On October 12, 2007, the Company issued 21,000,000 shares of Class A common stock upon conversion of 10,500 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     On October 25, 2007, the Company announced that is has received received notification of a patent allowance award for the Company's "Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology". Talking products offer independence to people with limited use of their hands or to people whose vision is limited. The invention includes methods for communicating product use instructions to a consumer by wireless communication from a central processor to a plurality of product containers for subsequence audio speech playback to consumers. A method of communicating product use instructions to a plurality of consumers comprises providing a plurality of product containers with a microprocessor attached to each product container, and an activation button for initiating the talking instructions.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


     On November 8, 2007, the Company issued a press release announcing the Record Date of November 14, 2007 for the pending spin-off of Thomas Pharmaceuticals Ltd. to shareholders of iVoice, Inc. On October 26, 2007 and November 9, 2007, the registration statements on Form SB-2 registering the shares to be distributed in the form of a special dividend to iVoice shareholders were declared effective by the SEC, respectively. The distribution of the shares of Thomas Pharmaceuticals is expected to occur in the November 2007.

     On October 31, 2007, the Company entered into an agreement with YA Global Investments, LP f/k/a Cornell Capital Partners LP ("YA Global"), that they will waive repayment of $141,523 in principal plus accrued interest on this principal balance from the date thereof, on the outstanding convertible debentures and will treat the debt as paid in full upon the Company's reduction of the existing principal and interest to this final balance amount.


NOTE 14 - RESTATEMENT

     The Company has amended its previously issued financial statements for the nine months ended September 30, 2006. The Company amended these statements to reflect the change in the characterization of the 30,000,000 warrants issued to YA Global from being accounted for as a warrant liability to being accounted for as an equity instrument. In addition, the initial warrants were recorded as financing costs and was charged directly to the statement of operations as an expenses. These changes are already incorporated in the financial statements issued at December 31, 2006. The restatement changed the accounting for the warrants and for the derivative value of the convertible debentures. The amended statements show a decrease in the write-off of financing costs of $2,736,581, a net decrease in gain on revaluation of derivatives of $956,029 and an increase in the amortization of discount on beneficial conversion in the amount of $640,641, resulting in an decrease of $1,139,911 in the previously reported loss of $3,109,574 to an amended loss of $1,969,663, or an decrease of $.02 in the net loss per share. The changes also increased total shareholders equity by $1,529,822 to $4,713,033.

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

Thomas Pharmaceuticals, Inc.: On March 30, 2007, the Company announced that it intends to distribute to the Company's shareholders shares of common stock of its subsidiary Thomas Pharmaceuticals, Ltd. The record date of November 14, 2007 has been set and on October 26, 2007 and November 9, 2007, the registration statements on Form SB-2 registering the shares to be distributed in the form of a special dividend to iVoice shareholders were declared effective by the SEC, respectively. The distribution of the shares of Thomas Pharmaceuticals is expected to occur in the November 2007. Each holder of iVoice Class A Common Stock, except for certain affiliates, will receive one share of Thomas Pharmaceuticals, Ltd. Class A Common Stock for each share of iVoice Class A Common Stock held.
     .

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Total sales for the nine months ended September 30, 2007 and 2006 were $1,222,809 and $279,355, respectively. Sales in 2007 include $1,120,000 of consulting revenues earned on the Deep Field agreement. Sales in 2007 also include revenues from the administrative services agreements of $76,102 and from product sales of the Company's Acid-All product of $26,707, which was introduced in March 2006. The product sales of Acid-All in 2007 were reduced by a charge of $48,850 for a provision for product returns. The sales in 2006 represent initial product sales of the Acid-All product of $264,040, net of a provision for product returns and allowance of $120,684 and the sale of several of our patents to Lamson Holdings LLC.

Cost of sales for the nine months ended September 30, 2007 and 2006 were $90,976 and $139,094, respectively. The costs in 2007 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments and a $56,116 charge for a reserve for excess and obsolete inventory. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

Total operating expenses for the nine months ended September 30, 2007 and 2006, were $1,242,595 and $1,895,886, respectively, for an overall decrease of $653,291. The costs in 2007 include $153,991 for selling and marketing expenses compared to $517,241 for 2006. The decrease of $363,250 is primarily attributed to decrease in advertising expenses when compared to the expenses for new product launches in 2006 for the Acid-All products. Additional decreases in selling expenses represent reduction in salaries and curtailment of sampling expenses upon the resignation of the Thomas's president in March '07. General and administrative expenses in 2007 decreased by $363,305 when compared to 2006. Of these decreases, printing and reproduction fees decreased by $72,873 when compared to 2006 for costs of printing and distribution of the

2006 proxy statements and legal expenses decreased by $145,122 when compared to 2006 costs which related to the merger with Thomas Pharmaceuticals and the preparation of the Company's failed SB2. Other decreases in General and administrative expenses were related to the overall reduction of Thomas's general and administrative overhead expenses as we curtail the operations to conserve operating cash until the alternate funding can be arranged. The operating expenses in 2007 also include a $109,137 charge for impairment of intangible assets of Thomas Pharmaceuticals and a $33,333 reduction in the amortization of financing costs when compared to 2006.

Total other income (expense) for the nine months ended September 30, 2007 was an expense of $1,756,895. This total was primarily comprised of $2,858,845 amortization of the discount on debt, $398,871 of accrued interest expense on the YA Global notes and other debt, and $225,113 loss on sales of marketable securities which is offset by $1,293,563 gain on revaluation of the derivatives and $426,975 of interest income. Total other income (expense) for the nine months ended September 30, 2006 was an expense of $214,038. This total was primarily comprised of $1,216,314 amortization of the discount on debt and $442,303 of accrued interest expense on the YA Global notes and other debt, offset by $382,412 of interest income on the cash accounts, $75,000 placement fees related to the financing of Corporate Strategies in 2005 and $93,995 of administrative service fees.

Net loss for the nine months ending September 30, 2007 and 2006, were $1,867,657 and $1,969,663, respectively. The decrease in net loss of $102,006 was the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Total sales for the three months ended September 30, 2007 and 2006 were $305,325 and $227,438, respectively. Sales in 2007 include $280,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $25,326. The sales in 2006 represent initial product sales of the Acid-All product of $212,106, net of a provision for product returns and allowance of $120,668 and the sale of several of our patents to Lamson Holdings LLC.

Cost of sales for the three months ended September 30, 2007 and 2006 were $0 and $111,763, respectively. There are no costs in 2007 as there were no new product sales in the current period. The costs in 2006 represent the costs of raw materials, packaging and shipping for the Acid-All product shipments.

Total operating expenses for the three months ended September 30, 2007 and 2006, were $308,210 and $584,363, respectively, for an overall decrease of $276,153. Of these decreases, advertising, selling and marketing expenses decreased by $150,436 on lower programs costs for Acid-All when compared to 2006, professional fees for legal and accounting services decreased by $57,367 when compared to 2006 from the costs of preparing a failed SB2 registration statement in 2006, and public relations costs decreased by $65,268 when compared to 2006. Additional decreases in total operating expenses were the result of the reduction in overhead and office expenses upon the resignation of Thomas's president and closing of the field office in March 2007.

Total other income (expense) for the three months ended September 30, 2007 was an expense of $972,697. This total was primarily comprised of $866,435 amortization of the discount on debt, $133,127 of accrued interest expense on the YA Global notes and other debt and $139,879 loss on sales of marketable securities which is offset by $148,152 of interest income and $18,434 gain on revaluation of the derivatives. Total other income (expense) for the three months ended September 30, 2006 was an expense of $213,414. This total was primarily comprised of $912,235 amortization of the discount on debt and $136,106 of accrued interest expense on the YA Global notes and other debt offset by $656,341 gain on revaluation of the derivatives, $149,099 of interest income on the cash accounts and $29,830 of administrative service fees.

Net loss for the three months ending September 30, 2007 and 2006, were $975,582 and $682,102, respectively. The increase in net loss of $293,480 was the result of the factors discussed above.


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

During the year ended December 31, 2006 we had incurred net losses from continuing operations of $3,146,906 and had cash flow deficiencies from continuing operations of $1,214,206. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $110,000 per month. These monthly expenses are anticipated to consist of the following: payroll and benefits of $70,000, occupancy costs of $15,000, professional fees of $10,500, advertising $5,000, and miscellaneous administrative expenses of $9,500. We expect to fund these monthly obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the nine months ended September 30, 2007, iVoice had a net increase in cash of $27,156. iVoice's principal sources and uses of funds in the nine months ended September 30, 2007 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $293,567 in cash for operations in the nine months ended September 30, 2007, a decrease of $737,223 compared to $1,030,790 in cash used for operations in the nine months ending September 30, 2006. The prior period results included the start-up costs for Thomas Pharmaceuticals which was not repeated in the current period.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company provided $166,723 cash from investing activities for the nine months ended September 30, 2007. This was primarily due to the net proceeds from the sales of marketable securities of $182,378. These proceeds were offset by cash used to upgrade the home office copiers and by the increases in patent and trademark costs. The Company used cash of $25,015 for investing activities in the nine months ended September 30, 2007. The Company upgraded the computers and network for the Thomas operations and increased patent and trademark costs in 2006. The Company continues to invest money in the prosecution of the Companies patent portfolios.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $154,000 cash from financing in the nine months ended September 30, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition. During 2007, $6,000 was repaid to

Thomas Pharmaceuticals Acquisition. For the nine months ended September 30, 2006, the Company provided $1,141,250 cash from financing which represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to YA Global and repaid $136,000 of principal on the Secured Convertible Debentures from the sale of patents to Lamson Holdings LLC. .

Below is a description of iVoice's principal sources of funding:

On May 11, 2006 we issued to YA Global a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to YA Global from May 25, 2004.

On May 11, 2006 we issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005.

On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global.

On May 25, 2006, we entered into a Securities Purchase Agreement with YA Global whereby we issued to YA Global an aggregate $8,547,886 of YA Global Debentures which are convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of YA Global Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 that will be issued to YA Global two (2) business days prior to the date the upcoming Registration Statement is declared effective by the SEC.

We can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice. A 20% redemption premium on the principal amount being redeemed is required. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

In addition, on any conversion date, YA Global may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to YA Global, when aggregated with all other shares of our Class A Common Stock beneficially owned by YA Global at such time, would result in YA Global beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock. For example, assuming YA Global did not beneficially own any shares of our Class A Common Stock at the time of conversion, if YA Global were to request a conversion of $10,000 at a conversion price of $.0011, then we would have to issue 9,090,909 shares ($10,000 / ($.0012 multiplied by 90%) to YA Global. Since this number of shares exceeds 4.9% of our issued and outstanding shares of Class A Common Stock (8,095,320 shares), then YA Global could request that we make a cash payment of $1,195 (995,589 multiplied by $.0012). We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

We cannot predict the actual number of shares of Class A Common Stock that will be issued pursuant to the YA Global Debentures, in part, because the conversion price of the YA Global Debentures will fluctuate based on prevailing market prices. If we are unable to issue enough shares to meet our obligations, then YA Global could request cash payments, which could have a material impact on our long-term growth strategy.

On May 3, 2007, the Company received notice from YA Global that YA Global would waive certain terms of the Registration Right Agreement of May 25, 2006, related to the effectiveness of the registration statement and event of default. In addition, YA Global will also waive all rights to liquidated damages related to the event of default.

On May 7, 2007, the Company filed a formal request with the Securities and Exchange Commission for withdrawal of the Company's Registration Statement previously filed on Form SB-2 for the registration of 1,122,178,413 shares of common stock issuable upon the conversion Convertible Debentures previously sold to YA Global.

Based on the withdrawal of the registration statement, the Company will not receive the proceeds of the fourth convertible debenture mentioned above.

On January 26, 2007, we entered into an Extension Agreement (the "Extension Agreement") with Thomas Pharmaceuticals and Thomas Acquisition. The Extension Agreement amended the Stock Purchase Agreement whereby the expiration date provided for in the Stock Purchase Agreement was extended to and through the date on which the Securities and Exchange Commission declares effective a registration statement for the distribution of Class A Common Stock of Thomas Pharmaceuticals to the shareholders of the iVoice. It was also agreed by the parties that Thomas Acquisition would provide $160,000 to Thomas Pharmaceuticals as bridge financing. As of the effective date of the Registration Statement of October 26, 2007, Thomas Acquisition had not exercised its right to purchase the Securities and the Stock Purchase Agreement was terminated and Thomas Acquisition no longer has the right to purchase the Securities.

There is no assurance that the future funding, if any, offered by YA Global in the form of secured convertible debentures will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and September 30, 2007:

     A material weakness in the Company's internal controls existed as of December 31, 2006 and September 30, 2007. The material weakness was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is the result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare condensed consolidated financial statements in accordance with U.S. GAAP.

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


ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, except as to the material weakness in internal controls disclosed in Item 3 above. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. other than what has been reported above.

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


iVoice, Inc.


By: /s/ Jerome R. Mahoney                            Date:  November 14, 2007
    -----------------------------
    Jerome R. Mahoney, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS



     31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002