Form 10KSB
period 2007-12-31
IVOICE, INC /NJ
filed 2008-03-31
CIK 1105064

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
================================================================================

Issuer's revenues for its most recent fiscal year. $1,276,761

As of March 20, 2008, the Registrant had 943,758,765 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $481,563.

As of March 20, 2008, the Registrant had 1,524,584 shares of Class B, no par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

Item 1.  Description of business                                              5
Item 2.  Description of property                                             26
Item 3.  Legal proceedings                                                   26
Item 4.  Submission of matters to a vote of security holders                 26

                                     PART II

Item 5.  Market for common equity and related stockholder matters.           27
Item 6.  Management's discussion and analysis or plan of operations.         32
Item 7.  Financial statements                                                42
Item 8A. Controls & Procedures                                               42

                                    PART III

Item 9.  Directors, executive officers, promoters and control persons,
         compliance with Section 16(a) of the Exchange Act                   44
Item 10. Executive compensation.                                             47
Item 11. Security ownership of certain beneficial owners and management      48
Item 12. Certain relationships and related transactions                      49
Item 13. Exhibits                                                            51
Item 14. Principal Accountant Fees and Services                              56

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

           On January 6, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of us, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, ("Schwalbe"), John
H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Thomas Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of us, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

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

           On October 9, 2007, the Company announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the SEC. Shareholders of record on November 14, 2007 were entitled to receive the special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for

5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement

           As part of the Spin-off, the Company transferred certain of its assets and related liabilities to Thomas Pharmaceuticals immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2007 include reclassifications of the operations of the Thomas to reflect the disposal of the businesses in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

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

           The common stock distributions are part of a broader strategy relating to our transition into a company focused on the development and licensing of proprietary technologies. To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, four (4) patents have been awarded. In March 2004 we announced that it has entered into a technology licensing agreement with GlynnTech Inc., to serve as its licensing agent for speaking product packaging technology.

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

DIVIDENDS / SPIN-OFFS:

           IN THE LAST FORTY-EIGHT MONTHS, WE HAVE SUCCESSFULLY SPUN-OFF FIVE SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO OUR SHAREHOLDERS.

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

           Thomas Pharmaceuticals, Ltd.: On October 9, 2007, we announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the SEC. Shareholders of record on November 14, 2007 were entitled to receive the special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement.

           Trey Resources, Inc., iVoice Technology, Inc., Deep Fields Technologies, Inc., SpeechSwitch, Inc. and Thomas Pharmaceuticals have all been spun off from us, are no longer our subsidiaries and are all currently independent stand-alone companies. This information has been presented for historical purposes only and investors will not hold an ownership interest in any of these companies.

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

           We have spun-off five subsidiaries through special dividends to our shareholders. The spin-offs have created value for our shareholders by diversifying their investment in us. Some of the original shareholders of our shares also now own shares of Trey Resources, Inc., iVoice Technology, Inc., Deep Field Technologies, Inc., SpeechSwitch, Inc. and Thomas Pharmaceuticals, Ltd. Our ability to acquire businesses that operate profitably and can create interest in the marketplace will have a significant impact on our prospects for the future.

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

           In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology, SpeechSwitch and Thomas Pharmaceuticals have individually entered into temporary administrative services agreement with us. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by us or can provide these services for itself.

SPIN-OFF OF AUTOMATIC REMINDER BUSINESS

           In September 2003, we announced our intention to distribute to our shareholders shares of Class A Common Stock of Trey Resources, Inc., one of our subsidiaries, and our Automated Reminder business, upon the effectiveness of required SEC filings and final approval by our Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources initially filed with the SEC on October 3, 2003. It was intended that Trey Resources would own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution. In November 2004, Trey Resources sold the intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. Trey Resources received 10 million shares of Laser Energetics Class A Common Stock and a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. On May 16, 2005, Trey Resources assigned the 10 million shares of Laser Energetics Class A Common Stock to us as settlement of all administrative fees owed by Trey. The value of the exchanged securities was determined to be $64,891. During the year ended December 31, 2007, the Company sold the entire portfolio of 10,000,000 shares of Laser Energetics common stock in the market for net proceeds of $62,864 and realized a loss of $2,027.

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

           On October 9, 2007, we announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the SEC. Shareholders of record on November 14, 2007 were entitled to receive the special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A

Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement.

PATENTS AND TRADEMARKS

           To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, four (4) patents have been awarded.

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

           Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

           Our fourth patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology (Patent 7,305,344) was issued on December 6, 2007. This invention enables users of new products to activate the speaking package of a new product, so there is no need to read instructions. For example, it provides for hands free, eyes free, instructions while assembling new products, such as bicycles, furniture, camera and other products.

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

           On March 21, 2006, we entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to: a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code; c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds will be disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. On July 28, 2006, we concluded the sale of the patents to Lamson Holdings LLC for the net proceeds of $136,000. The net proceeds were used to pay down a portion of the YA Global (f/k/a/ Cornell Capital) Debentures.

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

           In May 2007, we announced that we had entered into a non-binding Letter of Intent to acquire Spectrum BioScience, a compound management services company, whose business model is to dramatically improve customer efficiency by automating manual processes and integrating sample management solutions involved in drug discovery. On September 25, 2007, we terminated the non-binding Letter of Intent.

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

NEW PRODUCTS

           We are working with GlynnTech, Inc. to identify viable products and/or services that may be derived from our work on the various patents, such as the "Speech Enabled Voice Activated/Voice Responsive Item Locator", "Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology" and the "Wirelessly Loaded Speaking Medicine Container".

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

EMPLOYEES

           As of the date of this filing, we have 2 full-time employees and 1 part-time consultant for a total of 3 individuals. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

           In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

ITEM 1A. RISK FACTORS

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

           This annual report on Form 10-KSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

AS OF DECEMBER 31, 2007, THERE WAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS AND THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

           As of December 31, 2007, the Company's independent public accounting firm issued a "going concern opinion" wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the five operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

THE COMPANY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

           Since the spin-off of our operating subsidiaries in 2004, 2005 and 2007, we have a limited operating history. As such, it may be difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face as they are described below. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

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

           Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we have filed fifteen patent applications for internally developed applications with the U.S Patent and Trademark Office. Of the patent applications we have filed, we have been awarded four patents. In August 2005, we transferred four of our Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc. and in March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC. We have seven remaining patent applications related to wirelessly loaded speaking medicine containers and consumer products, voice activated copiers and universal remote controls, pedestrian airbag, product identifier receiving wireless directions and our "Traffic Signal System with Countdown Signaling with Advertising and/or News Message". No assurances can be given that these remaining patent applications will be approved.

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

           We believe that our going-forward expenses over the next 12 months will be approximately $700,000. We have no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services. We believe that the deficiency between our expenses and net revenues will be more than covered by the cash available. If there are additional deficiencies that are in excess of the proceeds of the Securities Purchase Agreement, management believes that we can limit our operations, defer payments to management and maintain our business at nominal levels until we can identify alternative sources of capital.

OUR SOLE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

           As of December 31, 2007, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 89% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding shares of Class B common stock and debt into shares of Class A common stock). Mr. Mahoney is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for anyone to take control of us.

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

           Following the distribution to our shareholders of shares of Class A Common Stock of Trey Resources, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now serving as Non-executive Chairman of the Board of Trey Resources and has the right to convert approximately $1,000,000 of indebtedness into approximately 1,000,000 shares of Class B common stock of Trey Resources, which are convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Trey Resources and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

WE HAVE MADE A DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF IVOICE TECHNOLOGY, INC. TO OUR SHAREHOLDERS, WHICH MAY RESULT IN OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR HAVING CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

           Following the distribution to our shareholders of shares of Class A common stock of iVoice Technology, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now also serving as President, Chief Executive Officer and Director of iVoice Technology and has the right to convert $390,273 of indebtedness into 390,723 shares of Class B common stock of iVoice Technology, which are convertible into an indeterminable number of shares of Class A common stock of iVoice Technology. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for iVoice Technology. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice Technology and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

WE HAVE MADE A DISTRIBUTION OF SHARES OF CLASS A COMMON STOCK OF SPEECHSWITCH, INC. TO OUR SHAREHOLDERS, WHICH MAY RESULT IN OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR HAVING CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

           Following the distribution to our shareholders of shares of Class A common stock of SpeechSwitch, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now serving as the Non-executive Chairman of the Board of SpeechSwitch and will have the right to convert $414,303 of indebtedness into 414,303 shares of Class B common stock of SpeechSwitch, which are convertible into an indeterminable number of shares of Class A common stock of SpeechSwitch. This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for SpeechSwitch. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between SpeechSwitch and us. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

                                 OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

           At the annual meeting on March 31, 2006, the Board of Directors received approval from the shareholders to grant discretionary authority for the Board of Directors to declare a cash dividend to Class A Common Stock shareholders of $1.5 million. As of the date of this filing, the Board of Directors has not proceeded with the declaration of the dividend and we do not expect to pay dividends in the foreseeable future.

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

           We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing shareholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2007, 30,000,000 shares have been reserved for conversion of warrants pursuant to the Investor Registration Rights Agreement entered into with YA Global Investments and there are 250,000 shares remaining available for issuance under the 2005 Stock Incentive Plan. Otherwise, 9,549,078,682 shares of Class A common stock, reserved for possible future issuance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           During the fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

           Prior to the 1:200 reverse stock split on April 27, 2006, our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol "IVOC." The following table shows the high and low closing prices for the periods indicated.

                                                        High           Low
                                                        ----           ---
           2005

           First Quarter                                $0.00100       $0.00038
           Second Quarter                               $0.00050       $0.00031
           Third Quarter                                $0.00138       $0.00038
           Fourth Quarter                               $0.00050       $0.00031

           2006

           First Quarter                                $0.00300       $0.00030
           Second Quarter through 4/26/06               $0.00130       $0.00090

           Subsequent to the 1:200 reverse stock split on April 27, 2006, our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol "IVOI." The following table shows the high and low closing prices for the periods indicated.

                                                        High           Low
                                                        ----           ---
           2006

           Second Quarter: 4/27/06 to 6/30/06           $0.150         $0.060
           Third Quarter                                $0.085         $0.060
           Fourth Quarter                               $0.069         $0.019

           2007

           First Quarter                                $0.0190        $0.0095
           Second Quarter                               $0.0160        $0.0053
           Third Quarter                                $0.0069        $0.0012
           Fourth Quarter                               $0.0096        $0.0011


HOLDERS OF COMMON EQUITY.

           As of December 30, 2007, the number of record holders of our common shares was approximately 759.

DIVIDEND INFORMATION.

           To date, we have never paid a cash dividend. At the annual meeting on March 31, 2006, the Board of Directors was granted discretionary authority to declare a cash dividend to Class A Common Stock shareholders of $1.5 million. As of the date of this filing, the Board of Directors has not proceeded with the declaration of the dividend and we do not expect to pay dividends in the foreseeable future.


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

           As of December 31, 2007, we had 420,674,318 shares of Class A common stock issued and 420,671,318 shares outstanding.

CLASS B COMMON STOCK

           Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had previously issued our Class A Common Stock since the Class B

Common Stock were issued. Every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock held by that holder, had all of the outstanding Class B Common Stock held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election. With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock shall vote together with Class A Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law. There shall be no cumulative voting by shareholders. Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock, had all of the outstanding Class B Common Stock been converted on the record date established for the purposes distributing any dividend or other shareholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock, of which there are 50,000,000 shares authorized, 2,204,875 shares issued, 1,552,484 shares outstanding and 652,391 shares retired as of December 31, 2007. As of December 31, 2007, these shares of Class B Common Stock are convertible into 3,104,968,000 shares of Class A common stock.

OPTIONS AND WARRANTS

           On May 25, 2006, we issued warrants to YA Global Investments (f/k/a/ Cornell Capital Partners) to purchase 30,000,000 shares of our Class A common stock. These warrants have exercise prices ranging from $0.30 per share to $0.50 per share, with a weighted average exercise price of $0.40 per share. These warrants expire on May 25, 2011.

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

           For the years ended December 31, 2006 and 2007, no shares were granted under the 2005 Plan.

DEBT

           On May 25, 2004, we issued an unsecured promissory note totaling $2,650,000 payable to YA Global Investments, LP for advances on the Standby Equity Distribution Agreement entered into with YA Global in December 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, we repaid YA Global Investments, L.P. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the May 25, 2005 promissory note to $856,000. On May 24, 2005, we assigned to YA Global InvestmentsLP all our rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to our promissory note owed to YA Global Investments. On May 11, 2006 the remaining principal balance of the note of $333,760 and $170,016 of accrued interest was converted to a $503,776 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. During the year ended December 31, 2007, we issued 14,466,790 shares of Class A common stock to pay off the principal balance of $136,890 and accrued interest of $10,610.

           On June 15, 2005, we issued a secured promissory note totaling $5,000,000 payable to YA Global Investments, LP. This note is secured by all of our assets and our rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. On May 11, 2006 the remaining principal balance of the note of $5,000,000 and $544,110 of accrued interest was converted to a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. During the year ended December 31, 2007, we issued 251,121,182 shares of Class A common stock as repayment of principal of $345,900.

           On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global.

           On May 25, 2006, we entered into a Securities Purchase Agreement with YA Global whereby we issued to YA Global an aggregate $8,547,886 of YA Global Debentures convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of YA Global Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 to be issued to YA Global two
(2) business days prior to the date the Registration Statement is declared effective by the SEC. On May 7, 2007, we suspended activities related to the filing of the Registration Statement and have not received the proceeds from the fourth secured convertible debenture.

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

           On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

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

RECLASSIFICATION OF ACCOUNTS IN THE PRIOR PERIOD FINANCIAL STATEMENTS

           The Company has reclassified certain accounts in the balance sheet, statements of operations and statements of cash flows for the year ended December 31, 2006, to reflect the Spin-off of our wholly owned subsidiary, Thomas Pharmaceuticals, Ltd. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on Net Income (Loss).

           The Company has also reclassified the auction rate securities of $10,822,353 from Cash equivalents to Marketable securities at December 31, 2006. This reclassification has no effect on the Total assets of $13,198,464 at December 31, 2006 or Total cash (used in) operating activities of continuing operations of $9,110 for the year ended December 31, 2006.

PLAN OF OPERATION:

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

DIVIDENDS / SPIN-OFFS:

IN THE LAST FORTY EIGHT MONTHS, WE HAVE SUCCESSFULLY SPUN-OFF FIVE SUBSIDIARIES THROUGH SPECIAL DIVIDENDS TO OUR SHAREHOLDERS.

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

Thomas Pharmaceuticals, Ltd.: On October 9, 2007, we announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the SEC. Shareholders of record on November 14, 2007 were entitled to receive the special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement.

PATENTS AND TRADEMARKS

           To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, four (4) patents have been awarded.

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

           Our third patent for Speech Enabled Voice Activated/Voice Responsive Item Locator was issued in October 2004.

           Our fourth patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology (Patent 7,305,344) was issued on December 6, 2007. This invention enables users of new products to activate the speaking package of a new product, so there is no need to read instructions. For example, it provides for hands free, eyes free, instructions while assembling new products, such as bicycles, furniture, camera and other products.

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

Sales & Licensing of Patents:

           On March 21, 2006, we entered into a Patent Purchase Agreement with Lamson Holdings LLC, a Nevada limited liability company, for the sale of certain United States Letters Patents and/or applications for United States Letters Patents and/or foreign patents and applications. The patents or patent applications being transferred in this purchase agreement are related to: a) patent 6813341, Voice Activated/Voice Responsive item locator; b) patent 10/696,660, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and aisle-situated, aisle-identifying bar code; c) patent 10/696,090, Voice activated, voice responsive product locator system, including product location method utilizing product bar code and product-situated, location-identifying bar code; and d) patent 10/696,701, Product location method utilizing product bar code and aisle-situated, aisle-identifying bar code. A portion of the proceeds were disbursed to GlynnTech, Inc. for patents that are co-owned by the President of GlynnTech, Inc., Kenneth Glynn. On July 28, 2006, we concluded the sale of the patents to Lamson Holdings LLC for the net proceeds of $136,000. The net proceeds were used to pay down a portion of the YA Global Debentures.

ACQUISITIONS & MERGERS:

           We also continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

Merger with and spin-off of Thomas Pharmaceuticals Ltd.:

           On January 6, 2006, we entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), our wholly owned subsidiary, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John
H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Thomas Shareholders"). Under the terms of the Agreement, Thomas NY merged into our wholly owned subsidiary, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

           On October 9, 2007, the Company announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the SEC. Shareholders of record on November 14, 2007 were entitled to receive the special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement

           As part of the Spin-off, the Company transferred certain of its assets and related liabilities to Thomas Pharmaceuticals immediately prior to the distribution. The consolidated financial statements for the year ended December 31, 2007 include reclassifications of the operations of the Thomas to reflect the disposal of the businesses in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

           In November 2007, we spun-off our wholly owned subsidiary, Thomas Pharmaceutcials, Ltd. As a result of the spin-off, we reclassified the accounts of Thomas on the financial statements to reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

           Total sales for the years ended December 31, 2007 and 2006 were $1,276,761 and $136,000, respectively. The sales in 2007 were primarily for consulting services provided to the management of Deep Field Technologies following their merger with Beijing Sino-US Jinche Yingang Auto Technological Services, Ltd. of China. The sales for the year ended December 31, 2006 represent the sale of several of our patents to Lamson Holdings LLC.

           Cost of sales for the years ended December 31, 2007 and 2006 were $0 and $53,924, respectively. The costs in 2006 represent the deferred costs associated with the patents that were sold to Lamson Holding.

           Total operating expenses for the years ended December 31, 2007 and 2006, were $957,962 and $1,341,581, respectively. The decrease of $383,619 is primarily attributed to the cost reductions year over year in professional services for the production of materials for the annual shareholders meeting in 2006 and reduced legal and accounting fees related to Thomas acquisition and work on the failed registration statement in 2006. Other decreases include cost reductions for public relations programs canceled after 2006. All other ongoing expenses of the parent, which primarily represents salaries and benefits for the President and direct staff, accounting and reporting services, and rent, utilities and office supplies for the headquarters office, were essentially flat year-to-year. The 2007 amounts also include $173,750 of amortization of financing costs, which are being written off over the balance of the term of the YA Global debentures.

           Total other income (expense) for the year ended December 31, 2007 was an expense of $2,702,067. This total was primarily comprised of $3,725,279 amortization of the discount on debt, interest expense of $481,156 on the YA Global debentures and related party loans and $314,273 loss on sales of marketable securities. These amounts were offset by $1,131,305 gain on revaluation of the derivatives and $631,760 of interest income on the cash accounts. Total other income (expense) for the year ended December 31, 2006 was an expense of $687,941. This total was primarily comprised of $2,128,550 amortization of the discount on debt and interest expense of $575,851 on the YA Global debentures and related party loans. These amounts were offset by $1,197,785 gain on revaluation of the derivatives, $584,068 of interest income on the cash accounts, and $174,873 of administrative service fees charged to the spun-off companies.

           Net loss from continuing operations for the years ending December 31, 2007 and 2006, was $2,383,268 and $1,947,446, respectively, as the result of the factors discussed above.

           Net loss from discontinued operations for the years ended December 31, 2007 and 2006 was $765,833 and $1,199,460, respectively. The subsidiary had been experiencing reduced product sales and had curtailed spending to better manager their available resources.

           The total net loss for the year ended December 31, 2007 was $3,149,101 as compared to the net loss of $3,146,906 for the year ended December 31, 2006. The increase in net loss of $2,195 was the result of the factors discussed above.

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

           During the years ended December 31, 2007 and 2006, and allowing for the reclassification of subsidiary accounts in both periods, we had incurred net losses from continuing operations of $2,383,268 and $1,947,446, respectively, and had cash flow deficiencies from continuing operations of $174,729 and $9,110, respectively. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $700,000 for the next 12 months. These expenses are anticipated to consist of the following: payroll and benefits of $400,000, occupancy costs of $135,000, professional fees of $60,000, business insurance of $70,000 and miscellaneous administrative expenses of $35,000. We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

           During the year ended December 31, 2007, we had a net increase in cash and cash equivalents of $48,684. During the year ended December 31, 2006, we had a net decrease in cash and cash equivalents of $68,823. The Company's principal sources and uses of funds in the years ended December 31, 2007 and 2006 were as follows:

           CASH FLOWS FROM OPERATING ACTIVITIES. We used $174,729 in cash for continuing operations in the year ended December 31, 2007, an increase in uses of $165,619 compared to $9,110 in cash used for continuing operations in the year ending December 31, 2006. The decrease in cash used in operations in 2007 was primarily the result of higher net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $547,265, an increase in prepaid expenses of $99,356 and a decrease in deferred revenues of $50,000. These were offset by increases in accounts payable and accrued liabilities of $442,102 and increases in related party accounts of $79,790. The decrease in cash used in operations in 2006 was primarily the result of net cash loss of $796,455. These were offset by increases in accounts payable and accrued liabilities of $658,629, increases in deferred revenues of $50,000, increase in related party accounts of $49,159 and a decrease in prepaid expenses of $29,557.

           The net effect on cash flows from operating activities by the discontinued operations for the years ending December 31, 2007 and 2006 was a decrease of $273,248 and an increase of $48,503, respectively.

           CASH FLOWS FROM INVESTING ACTIVITIES. We provided cash of $223,413 from investing activities in the year ended December 31, 2007. The increase in cash was primarily due to the net proceeds from the sales of securities available for sale of $264,872, offset by cash used to upgrade the home office copiers, continued investment in Thomas Pharmaceuticals and by the increases in patent and trademark costs. We had a net use of funds of $1,079,963 in the year ended December 31, 2006. We invested $1,235,100 in Thomas Pharmaceuticals during the first year of operations following the acquisition. All other investing activities in 2006 yielded a net of $155,137 of cash on the sales of patents and securites and the net redemptions of $79,521 on the marketable securities, offset by cash used to upgraded office computers and costs of new patent work during the year. We continue to invest money in our trademarks and patent portfolios.

           The net effect on cash flows from investing activities from the discontinued operations for the years ending December 31, 2007 and 2006 were an increase of cash of $119,248 in 2007 and a decrease in cash of $48,503 in 2006 .

           CASH FLOWS FROM FINANCING ACTIVITIES. For the year ended December 31, 2007, we were unable to raise any addition capital from the YA Global Securities Purchase Agreement because of the failed registration statement in May 2007. For the year ended December 31, 2006, we provided $1,020,250 cash from financing activities. This represented the net proceeds from the sale of a $1,250,000 Secured Convertible Debenture to YA Global Investments and the $136,000 repayment of principal from the sale of patents to Lamson Holdings LLC.

           The net effect on cash flows from financing activities from the discontinued operations was a increase in cash of $154,000 for the year ending December 31, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition.

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

           On May 25, 2006, we entered into a Securities Purchase Agreement with YA Global whereby we issued to YA Global an aggregate $8,547,886 of YA Global Debentures which are convertible into shares of our Class A Common Stock. The aggregate principal amount of $8,547,886 of YA Global Debentures consists of the three secured convertible debentures mentioned above and a fourth secured convertible debenture in the principal amount of $1,250,000 that will be issued to YA Global two (2) business days prior to the date the upcoming Registration Statement is declared effective by the SEC. On May 7, 2007, we suspended activities related to the filing of the Registration Statement and have not received the proceeds from the fourth secured convertible debenture.

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

           In addition, on any conversion date, YA Global may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to YA Global, when aggregated with all other shares of our Class A Common Stock beneficially owned by YA Global at such time, would result in YA Global beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock. For example, assuming YA Global did not beneficially own any shares of our Class A Common Stock at the time of conversion, if YA Global were to request a conversion of $30,000 at a conversion price of $.00135, then we would have to issue 22,222,222 shares ($30,000 / ($.0015 multiplied by 90%) to YA Global. Since this number of shares exceeds 4.9% of our issued and outstanding shares of Class A Common Stock (21,674,968 shares), then YA Global could request that we make a cash payment of $821 (547,254 multiplied by $.0015). We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

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

           There is no assurance that the future funding, if any, offered by YA Global Investments, LP. in the form of secured convertible debentures will enable us to raise the requisite capital needed to implement our long-term growth strategy or that alternative forms of financing will be available. Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

OFF BALANCE SHEET ARRANGEMENTS

           During the year ended December 31, 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


ITEM 7. FINANCIAL STATEMENTS.

           The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.


ITEM 8A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

           Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure except for the following deficiencies:

a) A deficiency in the Company's disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b) A deficiency in the Company's disclosure controls and procedures existed as of December 31, 2007. The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

           Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting -- Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

           This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

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

                                                            Period Served as
Name                      Age           Position            Officer\Director
----                      ---           --------            ----------------

Jerome R. Mahoney         48          President, CEO,       5-21-99 to present
                                        Director

Frank V. Esser            68            Director            2-24-04 to present

           JEROME R. MAHONEY. Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999. Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors since January 1, 2003. He had served as Non-Executive Chairman of the Board of SpeechSwitch, Inc., Matawan, New Jersey, from November 10, 2004 until February 2008. He has served as Non-Executive Chairman of the Board of Thomas Pharmaceuticals, Ltd. (f/k/a/ iVoice Acquisition Corp), Matawan, New Jersey since May 19, 2005. He has also served as Non-Executive Chairman of the Board of MM(2) Group, Inc., Matawan, New Jersey since October 19, 2005. He is the President, Chief Executive Officer, Chief Financial Officer and Secretary of iVoice Technology, Inc, Matawan, NJ, and has held this position since August 30, 2006. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until January 27, 2007. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

           FRANK V. ESSER. Board Member since February 24, 2004 and the Head of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, he functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips - Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products. Ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of iVoice Technology, Inc., Matawan, New Jersey, since June 2005. Mr. Esser is also a Board member of Thomas Pharmaceuticals, Ltd, Matawan, New Jersey, since January 2006. Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

           There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2006, the Company has an audit committee in place and has one independent member of the Board of Directors.

           For the year ended December 31, 2007, the Board held no meeting and acted forty five times through written unanimous consent in lieu of a meeting.

AUDIT COMMITTEE

           During 2007, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2007 and once acted through written unanimous consent in lieu of a meeting. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2007. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered public accounting firm;

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

                                               AUDIT COMMITTEE
                                               Frank V. Esser, CHAIRMAN
                                               Jerome Mahoney, MEMBER

THE AUDIT COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-KSB INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

           No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for Jerome Mahoney who untimely filed Form 4 for trades that occurred for the period of October 26, 2007 through November 27, 2007.

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


                           SUMMARY COMPENSATION TABLE

                                                     All Other          Total
Name and Position(s)           Year    Salary($)    Compensation    Compensation
--------------------           ----    ---------    ------------    ------------

Jerome R. Mahoney
   Chief Executive Officer     2007    $360,480        $866 (1)       $361,346
    and President              2006    $327,800        $866 (1)       $328,666


(1) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2007 and 2006.

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

                              DIRECTOR COMPENSATION


                       Fees Earned or          All Other             Total
Name                   Paid in Cash($)      Compensation($)      Compensation($)
----                   ---------------      ---------------      ---------------


Frank V. Esser(1)          $12,000                 $0               $12,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 21, 2008 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 21, 2007 a total of 943,758,765 shares of Class A common stock outstanding and a total of 1,524,584 shares of our Class B common stock were outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

           The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 21, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            OWNERSHIP OF COMMON STOCK

                                                                        COMMON STOCK
                                                                     BENEFICIALLY OWNED
NAME/ADDRESS                        TITLE OF CLASS                  NUMBER           PERCENT
------------                        --------------                  ------           -------
Jerome R. Mahoney                   Class A Common Stock       5,737,946,667(1)        86.8%
c/o iVoice, Inc.                    Class B Common Stock           1,524,584(1)       100.0%
750 Highway 34
Matawan, New Jersey  07747

Frank V. Esser (Director)           Class A Common Stock                 70,892         0.0%
27 Arden Road
Old Bridge, New Jersey  08857

YA Global Investments LP            Class A Common Stock      13,934,672,548(2)        95.2%
101 Hudson Street, Suite 3700
Jersey City, New Jersey  07302

Director and executive officer      Class A Common Stock          5,737,779,328        86.8%
as a group                          Class B Common Stock              1,524,584       100.0%

(1) Includes (i) 68,118,436 shares of our Class A common stock held by Mr. Mahoney and his minor aged children, (ii) 5,081,946,667 shares of our Class A common stock issuable upon conversion of 1,524,584 shares of our Class B common stock held by Mr. Mahoney, and (iii) 587,643,333 shares of our Class A common stock issuable upon conversion of a promissory note dated March 20, 2001, as amended on August 13, 2002. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or
      (iii) payment of the principal of the note, before any repayment of interest. At March 21, 2008, the total balance owed to Mr. Mahoney was $176,293, convertible into 176,293 shares of our Class B common stock, or 587,643,333 shares of our Class A common stock.

(2) Includes (i) 239,761,437 shares of our Class A common stock held by YA Global, (ii) 13,664,911,111 shares of our Class A common stock issuable upon conversion of $6,149,210 principal balance on the YA Global Convertible Debentures, and (iii) 30,000,000 shares of our Class A common stock issuable upon conversion of YA Global Warrants. Pursuant to the terms of the YA Global Convertible Debentures, YA Global may, at any time, convert outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           At December 31, 2007, the total balance owed to Mr. Mahoney by the Company was $176,293, which is convertible into 176,293 shares of our Class B common stock, or 587,643,333 shares of our Class A common stock.

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

           In connection with the "spin-offs" of the three subsidiaries in August 2005, the Company's Chairman of the Board transferred $190,000 of related party debt to each of the three subsidiaries upon the completion of the spin-off.

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

4.1 Secured Convertible Debenture dated May 11, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $5,544,110. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.2 Secured Convertible Debenture dated May 11, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $503,776. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.3 Secured Convertible Debenture dated May 25, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $1,250,000. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.4 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.30. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.5 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.40. (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.6 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.50. (incorporated herein by reference to Exhibit 4.6 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.01 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.02 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, L.P.) (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.03 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, L.P.) (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.04 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments. (incorporated herein by reference to Exhibit
          10.30 of the Registration Statement on Form SB-2 filed on January 2,
          2004).

10.05 Escrow Agreement dated December 31, 2003 among iVoice, Inc., YA Global Investments LP (f/k/a/ Cornell Capital Partners, L.P.) and Butler Gonzalez LLP. (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

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

10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the SEC on November 14,
          2003).

10.09 Assignment Agreement dated May 24, 2005 between iVoice, Inc, YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and Corporate Strategies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005).

10.10 Security Agreement dated May 24, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.2 to the Current Statement on Form 8-K filed on June 27, 2005).

10.11 Secured Promissory Note dated June 15, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 27, 2005).

10.12 Consulting Services Agreement dated May 24, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.4 to the Current Statement on Form 8-K filed on June 27, 2005).

10.13 iVoice, Inc. 2003 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on November 21, 2003.

10.14 iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.

10.15 Amended and Restated Security Agreement, dated May 25, 2006 between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.16 Investor Registration Rights Agreement, dated May 25, 2006, between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.17 Securities Purchase Agreement, dated May 25, 2006, iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

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

10.34 Consulting Services Agreement dated February 13, 2007 between iVoice, Inc and Deep Field Technologies, Inc. *

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

----------
* Filed herein

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.


           SERVICES                                         2007          2006
           --------                                         ----          ----

           Audit Fees                                    $27,000        $28,000

           Audit - Related Fees                             (1)            (1)

           Tax fees                                         (1)            (1)

           All Other Fees (review of other filings)       $1,200        $18,836

           Total                                         $28,200        $46,836

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


           iVoice, Inc..

           By:          /s/ JEROME R MAHONEY                     March 31, 2008
                        --------------------------
                        Jerome R. Mahoney
                        President, Chief Executive Officer,
                        Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:          /s/ Jerome R. Mahoney                    March 31, 2008
                        --------------------------
                        Jerome R. Mahoney
                        President, Chief Executive Officer,
                        Chief Financial Officer and Director


           By:          /s/ Frank V. Esser                       March 31, 2008
                        --------------------------
                        Frank V. Esser
                        Director

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

4.1 Secured Convertible Debenture dated May 11, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $5,544,110. (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.2 Secured Convertible Debenture dated May 11, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $503,776. (incorporated herein by reference to Exhibit 4.2 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.3 Secured Convertible Debenture dated May 25, 2006, between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. for the principal value of $1,250,000. (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.4 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.30. (incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.5 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.40. (incorporated herein by reference to Exhibit 4.5 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

4.6 Warrant to Purchase 10,000,000 shares of common stock issued to YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) on May 25, 2006 at an exercise price per share of $.50. (incorporated herein by reference to Exhibit 4.6 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.01 Letter Agreement dated January 24, 2003 between iVoice, Inc. and Mr. Jerome Mahoney. (incorporated herein by reference to Exhibit 10.27 to the Registration Statement on Form SB-2 filed on January 25, 2003).

10.02 Standby Equity Distribution Agreement dated December 31, 2003 between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP). (incorporated herein by reference to Exhibit 10.28 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.03 Registration Rights Agreement dated December 31, 2003 between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, L.P.). (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.04 Placement Agent Agreement dated December 31, 2003 between iVoice, Inc. and CapStone Investments . (incorporated herein by reference to Exhibit 10.30 of the Registration Statement on Form SB-2 filed on January 2, 2004).

10.05 Escrow Agreement dated December 31, 2003 among iVoice, Inc., YA Global Investments LP (f/k/a/ Cornell Capital Partners, L.P.) and Butler Gonzalez LLP . (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form SB-2 filed on January 2, 2004).

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

10.08 Consulting Services Agreement dated July 27, 2003 between iVoice, Inc. and Stone Street Advisors, LLC (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed with the SEC on November 14,
          2003).

10.09 Assignment Agreement dated May 24, 2005 between iVoice, Inc, YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and Corporate Strategies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 3, 2005).

10.10 Security Agreement dated May 24, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners,LP) (incorporated herein by reference to Exhibit 10.2 to the Current Statement on Form 8-K filed on June 27, 2005).

10.11 Secured Promissory Note dated June 15, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.1 to the Current Statement on Form 8-K filed on June 27, 2005).

10.12 Consulting Services Agreement dated May 24, 2005 between iVoice, Inc and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) (incorporated herein by reference to Exhibit 10.4 to the Current Statement on Form 8-K filed on June 27, 2005).

10.13 iVoice, Inc. 2003 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on November 21, 2003.

10.14 iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed onFebruary 27, 2006.

10.15 Amended and Restated Security Agreement, dated May 25, 2006 between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.16 Investor Registration Rights Agreement, dated May 25, 2006, between iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP). (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.17 Securities Purchase Agreement, dated May 25, 2006, iVoice, Inc. and YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP). (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

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

10.34 Consulting Services Agreement dated February 13, 2007 between iVoice, Inc and Deep Field Technologies, Inc. *

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

---------
* Filed herein

                          IVOICE, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2007 AND 2006

                          IVOICE, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  1

CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheets                                                    2 - 3

       Statements of Operations                                          4

       Statements of Changes in Stockholders' Equity                     5 - 8

       Statement of Accumulated Other Comprehensive Income (Loss)        9

       Statements of Cash Flows                                         10 - 12

       Notes to Consolidated Financial Statements                       13 - 36

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants
                         406 Lippincott Drive - Suite J
                            Marlton, New Jersey 08053
                        (856) 346-2828 Fax (856) 396-0022



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF iVOICE, INC.
Matawan, New Jersey


We have audited the accompanying consolidated balance sheets of iVoice, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2007 have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out their subsidiary. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                          Bagell, Josephs, Levine & Company, LLC

Marlton, New Jersey
March 25, 2008
                          iVOICE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS
                                     ------

                                                                                           2007           2006
                                                                                       ------------   ------------
                                                                                                     (reclassified)
CURRENT ASSETS
  Cash and cash equivalents                                                            $     79,919   $     31,235
  Marketable securities                                                                  10,814,954     10,822,353
  Securities available for sale                                                             676,272        799,858
  Prepaid expenses and other current assets                                                 194,678        196,676
  Net current assets of discontinued operations                                                  --        141,080
                                                                                       ------------   ------------

      Total current assets                                                               11,765,823     11,991,202
                                                                                       ------------   ------------



PROPERTY AND EQUIPMENT, net of accumulated depreciation
  Property and equipment of continuing operations                                            11,285         14,735
  Property and equipment of discontinued operations                                              --        108,164
                                                                                       ------------   ------------

      Total property and equipment                                                           11,285        122,899
                                                                                       ------------   ------------



OTHER ASSETS
  Convertible debentures receivable                                                         852,447        747,559
  Deferred financing costs, net of accumulated amortization of $427,500 and $355,104             --         72,396
  Intangible assets, net of accumulated amortization of $871and $135                        170,975        152,561
  Deposits and other assets                                                                   6,666          6,666
  Net long-term assets of discontinued operations                                                --        105,181
                                                                                       ------------   ------------

      Total other assets                                                                  1,030,088      1,084,363
                                                                                       ------------   ------------

TOTAL ASSETS                                                                           $ 12,807,196   $ 13,198,464
                                                                                       ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                                  DECEMBER 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                           2007           2006
                                                                                       ------------   ------------
                                                                                                     (reclassified)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                $  1,127,695   $    696,203
  Due to related parties                                                                    176,293         96,503
  Convertible debenture payables, net of discount of $1,444,056                           5,004,154             --
  Derivative liability on convertible debentures                                          4,249,113             --
  Deferred revenue                                                                               --         50,000
  Net current liabilities of discontinued operations                                             --      1,553,885
                                                                                       ------------   ------------

      Total current liabilities                                                          10,557,255      2,396,591
                                                                                       ------------   ------------


LONG TERM DEBT
  Convertible debenture payables, net of discount of $5,169,335                                  --      1,761,665
  Derivative liability on convertible debentures                                                 --      5,380,418
                                                                                       ------------   ------------
      Total long term debt                                                                       --      7,142,083
                                                                                       ------------   ------------

      Total liabilities                                                                  10,557,255      9,538,674
                                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value; Authorized shares - 1,000,000;
      Issued and outstanding shares - none                                                       --             --
  Common stock, Class A:
      2007 - no par value; Authorized 10,000,000,000,
         420,674,318 shares issued, 420,671,318 shares outstanding
      2006 - no par value; Authorized 10,000,000,000,
         69,073,695 shares issued, 69,070,695 shares outstanding                         25,325,012     24,831,084
  Common stock, Class B:
      2007 - $.01 par value; Authorized 50,000,000
         2,204,875 shares issued, 1,552,484 shares outstanding,
      2006 - $.01 par value; Authorized 50,000,000
         2,204,875 shares issued, 1,605,347 shares outstanding                               15,525         16,053
  Additional paid-in capital                                                                719,702        719,702
  Accumulated other comprehensive (loss)                                                 (1,096,000)      (376,559)
  Accumulated deficit                                                                   (22,685,498)   (21,501,690)
  Treasury stock, 3,000 Class A shares, at cost                                             (28,800)       (28,800)
                                                                                       ------------   ------------

      Total stockholders' equity                                                          2,249,941      3,659,790
                                                                                       ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 12,807,196   $ 13,198,464
                                                                                       ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                                           2007           2006
                                                                                       ------------   ------------
                                                                                                     (reclassified)
SALES, NET                                                                             $  1,276,761   $    136,000

COST OF SALES                                                                                    --         53,924
                                                                                       ------------   ------------

GROSS PROFIT                                                                              1,276,761         82,076
                                                                                       ------------   ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  General and administrative expenses                                                       775,318      1,119,902
  Amortization of financing costs                                                           173,750        207,083
  Depreciation and amortization                                                               8,894         14,596
                                                                                       ------------   ------------

      Total selling, general and administrative expenses                                    957,962      1,341,581
                                                                                       ------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                    318,799     (1,259,505)
                                                                                       ------------   ------------


OTHER INCOME \ (EXPENSE)
  Other income                                                                              373,063        833,695
  Gain on revaluation of derivatives                                                      1,131,305      1,197,765
  Amortization of discount on debt                                                       (3,725,279)    (2,128,550)
  Write off of financing costs                                                                   --        (15,000)
  Interest expense                                                                         (481,156)      (575,851)
                                                                                       ------------   ------------
  Total other income\(expense)                                                           (2,702,067)      (687,941)
                                                                                       ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                                               (2,383,268)    (1,947,446)

PROVISION FOR INCOME TAXES                                                                       --             --
                                                                                       ------------   ------------

LOSS FROM CONTINUING OPERATIONS                                                          (2,383,268)    (1,947,446)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from discontinued operations                                                        (765,833)    (1,199,460)
                                                                                       ------------   ------------

NET LOSS APPLICABLE TO COMMON SHARES                                                   $ (3,149,101)  $ (3,146,906)
                                                                                       ============   ============

NET LOSS PER BASIC AND DILUTED COMMON SHARE
  Continuing Operations: basic and diluted                                             $       (.02)  $       (.04)
                                                                                       ============   ============
  Discontinued Operations: basic and diluted                                           $       (.01)  $       (.02)
                                                                                       ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Continuing Operations: basic and diluted                                              141,801,089     55,371,797
                                                                                       ============   ============
  Discontinued Operations: basic and diluted                                            141,801,089     55,371,797
                                                                                       ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                       Common Stock Class A          Common Stock Class B
                                                    ---------------------------   ---------------------------
                                                       Shares         Amount         Shares         Amount
                                                    ------------   ------------   ------------   ------------
Balance at January 1, 2006                            49,973,994   $ 24,457,546      1,670,514   $     16,705

Issuance of common stock for public relations
services                                               1,000,000         85,000             --             --

Issuance of common stock for payment of prior
period legal services                                  4,750,000         57,000             --             --

Issuance of stock on conversion of Class B shares      6,930,690            652        (65,167)          (652)

Issuance of stock as repayment of principal on an
outstanding convertible debentures                     6,416,011        230,886             --             --

Unrealized loss on securities available for sale              --             --             --             --

Discount on debt for free-standing warrants                   --             --             --             --

Debt discount on fair value derivative in excess
of convertible debenture                                      --             --             --             --

Adjustment to derivative liability on debt
conversion                                                    --             --             --             --

Net loss for the year ended December 31, 2006
from continuing operations                                    --             --             --             --

Net loss for the year ended December 31, 2006
from discontinued operations                                  --             --             --             --
                                                    ------------   ------------   ------------   ------------

Balance at December 31, 2006                          69,070,695   $ 24,831,084      1,605,347   $     16,053
                                                    ============   ============   ============   ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                                                 Accumulated
                                                                                                    Other          Total
                                                                    Additional     Accumulated   Comprehensive  Stockholders'
                                                      Treasury        Paid-In        Deficit        Income         Equity
                                                       Stock          Capital    (Reclassified)    (Losses)    (Reclassified)
                                                    ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2006                          $    (28,800)  $         --   $(18,354,784)  $     13,097   $  6,103,764

Issuance of common stock for public relations
services                                                      --             --             --             --         85,000

Issuance of common stock for payment of prior
period legal services                                         --             --             --             --         57,000

Issuance of stock on conversion of Class B shares             --             --             --             --             --

Issuance of stock as repayment of principal
on an outstanding convertible debentures                      --             --             --             --        230,886

Unrealized loss on securities available for sale              --             --             --       (389,656)      (389,656)

Discount on debt for free-standing warrants                   --      1,992,323             --             --      1,992,323

Debt discount on fair value derivative in
excess of convertible debenture                               --     (1,602,516)            --             --     (1,602,516)

Adjustment to derivative liability on debt
conversion                                                    --        329,895             --             --        329,895

Net loss for the year ended December 31, 2006
from continuing operations                                    --             --     (1,947,446)            --     (1,947,446)

Net loss for the year ended December 31, 2006
from discontinued operations                                  --             --     (1,199,460)            --     (1,199,460)
                                                    ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2006                        $    (28,800)  $    719,702   $(21,501,690)  $   (376,559)  $  3,659,790
                                                    ============   ============   ============   ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                        Common Stock Class A          Common Stock Class B
                                                    ---------------------------   ---------------------------
                                                       Shares         Amount         Shares         Amount
                                                    ------------   ------------   ------------   ------------
Balance at January 1, 2007                            69,070,695   $ 24,831,084      1,605,347   $     16,053

Issuance of stock on conversion of Class B shares     86,012,651            528        (52,863)          (528)

Issuance of stock as repayment of principal on
an outstanding convertible debentures                265,587,972        493,400             --             --

Unrealized loss on securities available for sale              --             --             --             --

Gain on spin off of subsidiary to shareholders                --             --             --             --

Net loss for the year ended December 31, 2007
from continuing operations                                    --             --             --             --

Net loss for the year ended December 31, 2007
from discontinued operations                                  --             --             --             --
                                                    ------------   ------------   ------------   ------------
Balance at December 31, 2007                         420,671,318   $ 25,325,012      1,552,484   $     15,525
                                                    ============   ============   ============   ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                                                  Accumulated
                                                                                                     Other         Total
                                                                    Additional     Accumulated   Comprehensive  Stockholders'
                                                      Treasury        Paid-In        Deficit         Income        Equity
                                                       Stock          Capital    (Reclassified)     (Losses)   (Reclassified)
                                                    ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2006                          $    (28,800)  $    719,702   $(21,501,690)  $   (376,559)  $  3,659,790

Issuance of stock on conversion of Class B
shares                                                        --             --             --             --             --

Issuance of stock as repayment of principal
on an outstanding convertible debentures                      --             --             --             --        493,400

Unrealized loss on securities available for sale              --             --             --       (719,441)      (719,441)

Gain on spin off of subsidiary to shareholders                --             --      1,965,293             --      1,965,293

Net loss for the year ended December 31, 2007
from continuing operations                                    --             --     (2,383,268)            --     (2,383,268)

Net loss for the year ended December 31, 2007
from discontinued operations                                  --             --       (765,833)            --       (765,833)
                                                    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2007                        $    (28,800)  $    719,702   $(22,685,498)  $ (1,096,000)  $  2,249,941
                                                    ============   ============   ============   ============   ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                                                Accumulated Other
                                                                                  Comprehensive
                                                                                  Income (Loss)
                                                                                  ------------
Balance at January 1, 2006                                                        $     13,097

Unrealized loss on securities available for sale:
      Unrealized losses arising during the period                  $   (412,906)
      Less: reclassification adjustment for losses
            included in net loss                                         23,250
                                                                   ------------
      Net change for the year                                                         (389,656)
                                                                                  ------------
Balance at December 31, 2006                                                          (376,559)



Unrealized loss on securities available for sale:
      Unrealized losses arising during the period                    (1,033,714)
      Less: reclassification adjustment for losses
            included in net loss                                        314,273
                                                                   ------------
      Net change for the year                                                         (719,441)
                                                                                  ------------
Balance at December 31, 2007                                                      $ (1,096,000)
                                                                                  ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                        2007          2006
                                                                   ------------   ------------
                                                                                 (reclassified)
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations                             $ (2,383,268)  $ (1,947,446)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
   Depreciation and amortization                                          8,894         14,596
   Amortization of prepaid financing costs                              173,750        207,083
   Amortization of discount on debt conversion                        3,725,279      2,128,550
   Loss on sales or exchange of marketable securities                   314,273         23,250
   Issuance of common stock services                                         --         85,000
   Gain on revaluation of derivatives                                (1,131,305)    (1,197,765)
   Non-cash consulting revenues                                      (1,120,000)            --
   Interest and dividends earned on investments                        (134,888)      (109,723)
   Changes in certain assets and liabilities:
      (Increase) decrease in prepaid and other current assets           (99,356)        29,557
      Increase in accounts payable and accrued expenses                 442,102        658,629
      Increase (decrease) in deferred revenue                           (50,000)        50,000
      Increase in related party accounts                                 79,790         49,159
                                                                   ------------   ------------
   Total cash (used in) operating activities of continuing
      operations                                                       (174,729)        (9,110)
                                                                   ------------   ------------

   Net loss from discontinued operations                               (765,833)    (1,199,460)
   Net effect on cash flow from spin-off of subsidiaries                492,585      1,247,963
                                                                   ------------   ------------
   Total cash provided by (used in) operating activities of
      discontinued operations                                          (273,248)        48,503
                                                                   ------------   ------------

      Total cash provided by (used in) operating activities            (447,977)        39,393
                                                                   ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                       2007           2006
                                                                   ------------   ------------
                                                                                 (reclassified)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                    (4,708)        (1,583)
   Net redemption of principal and interest on marketable
      securities                                                          7,399         79,521
   Net proceeds from sales of securities available for sale             264,872          7,435
   Investment in securities and loans in Thomas Pharmaceuticals         (25,000)    (1,235,100)
   Sale and/or write-off of intangible assets                                --         78,804
   Purchase of intangibles assets                                       (19,150)        (9,040)
                                                                   ------------   ------------
   Total cash provided by (used in) investing activities from
      continuing operations                                             233,413     (1,079,963)
                                                                   ------------   ------------

   Adjustments to reconcile total cash provided by investing
      activities from discontinued operations                           119,248        (48,503)
                                                                   ------------   ------------

      Total cash provided by (used in) investing activities             342,661     (1,128,466)
                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Prepaid offering and debt issue costs                                     --        (93,750)
   Gross proceeds from debt financing                                        --      1,250,000
   Repayment of debt financing                                               --       (136,000)
                                                                   ------------   ------------

   Total cash provided by financing activities from continuing
      operations                                                             --      1,020,250
                                                                   ------------   ------------

   Adjustments to reconcile total cash (used in) financing
      activities from discontinued operations                           154,000             --
                                                                   ------------   ------------

   Total cash provided by financing activities                          154,000      1,020,250
                                                                   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     48,634        (68,823)

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                 31,325        100,058
                                                                   ------------   ------------

CASH AND EQUIVALENTS - END OF YEAR                                 $     79,919   $     31,235
                                                                   ============   ============
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                $         --   $         --
                                                                   ============   ============
   Income taxes                                                    $         --   $         --
                                                                   ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the year ended December 31, 2007:

a) The Company issued 265,587,972 shares of Class A common stock to YA Global Capital Partners (f/k/a/ Cornell Capital Partners) as repayment of principal on an outstanding convertible debenture, valued at $493,400.

b) The Company converted 52,863 shares of Class B Common into 86,012,651 shares of Class A Common, pursuant to the provisions of Class B common stock.

c) On November 21, 2007, the Company completed the distribution of shares of Thomas Pharmaceuticals to the iVoice shareholders and effectuated the spin-off of Thomas. Refer to Footnote 2 for a discussion of the effects on the Company's financial statements.

d) The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The fair value of the agreement was determined to be $1,120,000 and was amortized over six months ending August 13, 2007.


During the year ended December 31, 2006:


a) The Company issued 6,416,011 shares of Class A common stock to YA Global Capital Partners (f/k/a/ Cornell Capital Partners) as repayment of principal on an outstanding convertible debenture, valued at $230,886.

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

f) The Company issued 30,000,000 warrants to YA Global Capital Partners, with a fair market value of $1,992,323, as part of the refinancing of the YA Global debt.


                   The accompanying notes are an integral part of these consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


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

     On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger (the "Agreement") with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation ("Thomas NJ"), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation ("Thomas NY"), Farris M. Thomas, Jr., an individual ("Thomas"), John E. Lucas, an individual ("Lucas") Richard C. Brogle, ("Brogle"), Nina Schwalbe, an individual, "Schwalbe"), John H. Kirkwood, an individual ("Kirkwood"), and Maureen Gillespie, an individual ("Gillespie") (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the "Shareholders"). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ. The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock ("Series A Preferred Stock") shares. In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

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

     On October 9, 2007, the Company announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the Securities and Exchange Commission ("SEC"). Shareholders of record on November 14, 2007 were entitled to receive the

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     special dividend. On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held. In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement

     As part of the Spin-off, the Company transferred certain of its assets and related liabilities to Thomas Pharmaceuticals immediately prior to the distribution. The consolidated financial statements for the years ended December 31, 2007 and 2006 include reclassifications of the operations of the Thomas to reflect the disposal of the businesses in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

b)   Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, iVoice Innovations Inc. On November 21, 2007, Thomas Pharmaceuticals Ltd was distributed to iVoice shareholders through a Spin-off transaction. The Statements of Operations and Cash Flows for the year ended December 31, 2006 has also been reclassified to reflect Thomas Pharmaceuticals Ltd as discontinued operations. All significant inter-company transactions and balances have been eliminated in consolidation.

c)   Line of Business
     ----------------
     We have determined that the best way to create shareholder value, separate and apart from our operating performance, is by spinning off and distributing shares of our wholly owned subsidiaries in the form of a special dividend to our shareholders. The only industry in which we currently have operations are patent licensing. We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


f)   Revenue and Cost Recognition
     ----------------------------
     The Company obtains its income primarily from the sales or licensing of its patents and patent applications. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions.

     Costs for patents include expensing the deferred costs of the licensing activities.

g)   Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at December 31, 2007 and 2006 of $79,919 and $31,325, respectively.

h)   Marketable Securities
     ---------------------
     Marketable securities consist of auction rate securities with auction reset periods less than 12 months and are stated at fair value. The cost of securities sold is based on specific identification. The Company had marketable securities at December 31, 2007 and 2006 of $10,814,954 and $10,822,353, respectively.

i)   Securities Available-for-sale
     -----------------------------
     The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss). The Company had securities available for sale at December 31, 2007 and 2006 of $676,272 and $799,858, respectively.

j)   Concentration of Credit Risk
     ----------------------------
     The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at December 31, 2007 and 2006 of $29,148 and $0, respectively.

k)   Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

l)   Intangible Assets
     -----------------
     Intangible assets represent costs incurred for trademarks, patents and patent applications. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


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

p)   Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

q)   Long-Lived Assets
     -----------------
     FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

r)   Loss Per Common Share
     ---------------------
     FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations are as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------

     Net loss from continuing operations            $ (2,383,268)  $ (1,947,446)
                                                    ============   ============
     Net loss from discontinued operations          $   (765,833)  $ (1,199,460)
                                                    ============   ============

     Weighted-average common shares outstanding      141,801,089     55,371,797
                                                    ============   ============

     Net loss per common share from continuing
       operations                                   $      (0.02)  $      (0.04)
                                                    ============   ============
     Net loss per common share from discontinued
       operations                                   $      (0.01)  $      (0.02)
                                                    ============   ============


     The Company has shares issuable upon conversion of the Class B Common Stock and YA Global Warrants. The Company had common stock equivalents of 3,134,968,000 and 297,557,833 at December 31, 2007 and 2006, respectively.

s)   Comprehensive Income
     --------------------
     FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2007 and 2006, the Company has several items that represent comprehensive income, and thus, have included a statement of comprehensive income and (loss).

t)   Reclassification of accounts in the prior period financial statements
     ---------------------------------------------------------------------
     The Company has reclassified certain accounts in the balance sheets, statements of operations and statements of cash flows for the years ended December 31, 2007 and 2006 to reflect the Spin-off of Thomas Pharmaceuticals, Ltd. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net (loss) for the years ended December 31, 2007 or 2006.

     The Company has also reclassified the auction rate securities of $10,822,353 from Cash equivalents to Marketable Securities at December 31, 2006. This reclassification has no effect on the Total assets of $13,198,464 at December 31, 2006 or Total cash (used in) operating activities of continuing operations of $9,110 for the year ended December 31, 2006.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


u)   Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2007 and 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Investments ("YA Global")(f/k/a/ Cornell Capital Partners) Convertible Debentures.

v)   Recent Accounting Pronouncements
     --------------------------------
     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". The Company does not expect the adoption of SFAS 159 will have a material impact on the Company's financial position or results of operations.

     In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 will have a material impact on the Company's financial position or results of operations.

     In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     The Company does not expect the adoption of EITF 06-11 will have a material impact on the Company's financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.


NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

     On November 21, 2007, iVoice completed the distribution of Thomas Pharmaceuticals through the issuance of one share of Thomas Pharmaceuticals Class A common stock for every share of iVoice Class A common stock held on the record date of November 14, 2007.

     The summarized results of operations for the years ended December 31, 2007 and 2006 are as follows:

                                             Through       December 31,
                                           Nov 20, 2007        2006
                                           ------------    ------------
        Revenues                           $     22,857    $    179,938
        Cost of revenues                         91,055         168,590
                                           ------------    ------------
        Gross profit                            (68,198)         11,348
        Operating expenses                      618,791       1,050,053
                                           ------------    ------------
        Operating loss                         (686,989)     (1,038,705)
        Other expense                            78,844         160,755
        Provision for income taxes                   --              --
                                           ------------    ------------
        Net loss                           $   (765,833)   $ (1,199,460)
                                           ============    ============

     The summarized components of assets and liabilities associated with the discontinued operations for the period ending November 20, 2007 and the year ended December 31, 2006 are as follows:

                                             Through       December 31,
                                           Nov 20, 2007        2006
                                           ------------    ------------
        Cash                               $     10,225    $     11,747
        Accounts receivable                          --          55,675
        Inventory                                    --          64,757
        Prepaid and other current assets         19,618          58,901
        Property and equipment, net              98,681         108,164
        Intangible and other assets                  --         110,181
                                           ------------    ------------
        Total assets                       $    128,524    $    409,425
                                           ============    ============

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


        Accounts payable and accrued
          expenses                         $    460,352    $    286,226
        Convertible debentures                  838,553         747,559
        Notes payable                           174,000          20,000
        Due to related parties                  111,620              --
        Stockholder's (deficit)              (1,456,001)       (644,360)
                                           ------------    ------------
        Total liabilities and
          stockholders' equity             $    128,524    $    409,425
                                           ============    ============


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment is summarized as follows:

                                                   December 31,
                                           ----------------------------
                                               2007            2006
                                           ------------    ------------
        Equipment                          $     91,034    $     86,326
        Leasehold improvements                   11,454          11,454
        Furniture and fixtures                  123,519         123,519
                                           ------------    ------------
                                                226,007         221,299
        Less:  Accumulated depreciation         214,722         206,564
                                           ------------    ------------
        Property and equipment, net        $     11,285    $     14,735
                                           ============    ============

     Depreciation expense for the years ended December 31, 2007 and 2006 was $8,158 and $14,461, respectively.


NOTE 4 - MARKETABLE SECURITIES
------------------------------

     At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a "penalty" rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. We believe we will be able to liquidate our investments without loss in the next 12 months. We have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired or that the failure of the auction mechanism will have a material impact on our liquidity. The Company had marketable securities at December 31, 2007 and 2006 of $10,814,954 and $10,822,353, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 5 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

     On June 24, 2004, iVoice had invested $750,000 in Corporate Strategies in the form of 7.5 million shares of Class A Common Stock and a $500,000 5% secured convertible debenture (which was subsequently assigned to YA Global Investments LLP in May 2005, as repayment on a outstanding promissory note). Corporate Strategies, located in Houston, Texas, provides merchant banking and diversified financial services involving accounts receivable factoring, mortgage lending, oil and gas investments and assorted other financial transactions. On August 31, 2005, following the reverse merger of Corporate Strategies into NuWave Technologies, Inc., the Company received 3,750,000 shares of NuWave Technologies Common Stock in exchange for the 7,500,000 shares of Corporate Strategies Class A Common Stock. The market value of NuWave on the date of transfer was $243,750 as compared to the carrying value of $250,000 for our Corporate Strategies stock, therefore the value was written down by $6,250. Subsequent to the merger with NuWave Technologies, the company changed their name to Emerge Capital Corp and then to Turnaround Partners, Inc. During the year ended December 31, 2006, the Company sold 453,642 shares of Emerge Capital common stock in the market for net proceeds of $10,444 and realized a loss of $19,042. During the year ended December 31, 2007, the Company sold the balance of 3,296,358 shares of Turnaround Partners common stock in the market for net proceeds of $118,460 and realized a loss of $95,804.

     On May 16, 2005, the Company terminated its administrative services agreement with Trey and the Company agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by Trey. The value of the exchanged securities was determined to be $64,891. During the year ended December 31, 2007, the Company sold the entire portfolio of 10,000,000 shares of Laser Energetics common stock in the market for net proceeds of $62,864 and realized a loss of $2,027.

     On August 30, 2005, iVoice received a special dividend from Corporate Strategies in the form of 4,408 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $300,846, based on the current trading price on the underlying common stock. On October 13, 2005, iVoice received an additional 3 shares Series A Convertible Preferred Stock of Health Express USA, Inc with a market value of $351. Each of these shares is convertible in 19,500 shares of Health Express USA common stock one year from the issue date. Subsequent to the issuance of these shares, Health Express changed it name to CSI Business Finance and then to National Nutrition, Inc. Also during this period they implemented a reverse split of 1:25 on the outstanding stock of the company including the conversion factor of the Series A Convertible Preferred Stock. During 2006, the Company converted the 4,411 shares of Series A Convertible Preferred Stock into 3,440,580 shares of CSI Business Finance (n.k.a Natural Nutrition, Inc.). During the year ended December 31, 2006, the Company sold 62,876 shares of Natural Nutrition common stock in the market for net proceeds of $1,293 and realized a loss of $4,208. During the year ended December 31, 2007, the Company sold the balance of 3,377,704 shares of Natural Nutrition common stock in the market for net proceeds of $79,252 and realized a loss of $216,443.

     On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger with Thomas Pharmaceuticals, Ltd. ("Thomas NJ"), Thomas NY and Farris M. Thomas, Jr., John E. Lucas,

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     Richard C. Brogle, Nina Schwalbe, John H. Kirkwood, and Maureen Gillespie (collectively the "Thomas Shareholders"). As part of the initial financing, the Company purchased an aggregate of $550,000 of Thomas NJ Series B Convertible Preferred Stock on January 6, 2006 and April 27, 2006. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive upto 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, but are limited to voting rights to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The accounts are valued at the initial stated value plus earned dividends. At December 31, 2007 and 2006, the total balance is $652,264 and $597,264, respectively.

     On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At December 31, 2007, the book value of these securities is $1,120,000 and the market value is $24,000. The cumulative unrealized loss of $1,096,000 is included in the Other Comprehensive Income (Loss). The President and CEO of the Company was also the Non-executive Chairman of the Board of Deep Field Technologies prior to execution of the Consulting Agreement.

     Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At December 31, 2007, the unremitted balance in the money market fund at our broker was $8.

     As of December 31, 2007 and 2006, the aggregate book value of these securities was $1,772,272 and $1,176,417, respectively, the market value was $676,272 and $799,858, respectively, and the cumulative unrealized loss was $1,096,000 and $376,559, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 6 - CONVERTIBLE DEBENTURES RECEIVABLE
------------------------------------------

     On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger with Thomas NJ, Thomas NY and the "Thomas Shareholders". During 2006 and 2007, the Company purchased an aggregate of $710,000 of Thomas NJ Secured Convertible Debentures. The holders of these debentures are entitled to receive interest of 10%, compounded quarterly. Thomas NJ can redeem a portion or all amounts outstanding under the Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest. The Company may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but they cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. The debentures are valued at the principal value plus accumulated interest. At December 31, 2007 and 2006, the total balance is $852,447 and $747,559, respectively.


NOTE 7 -INTANGIBLES
-------------------

     To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally. Of the patent applications we have filed, four (4) patents have been awarded. In May 2003 and December 2003, the Company was issued two patents for its Speech-Enabled Automatic Telephone Dialer. On October 26, 2004 we were issued Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator. In March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for the net proceeds of $136,000. On December 6, 2007 we were issued Patent 7,305,344 for a patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company's patent filings have been capitalized.

     On January 6, 2006, the Company completed the merger with Thomas Pharmaceuticals Ltd. As a result of the merger, the Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock. In addition, Thomas NJ assumed the assets and liabilities of Thomas NY with an aggregate value of ($93,533), which was recorded as intangible assets. Prior to the distribution on November 21, 2007, the Company was notified that the two largest retailers have decided to no longer carry the Acid+All(R) product since Thomas Pharmaceuticals did not have the financial resources for necessary sales and marketing activities at that time. The Company was also notified that the Thomas Pharmaceuticals' contract packager had ceased packaging the Acid+All(R) product and that Thomas Pharmaceuticals had no packaged products in inventory. Based upon managements' evaluation of this business, it was determined that the current book value of the intangible assets for the customer list and trademarks of Thomas Pharmaceuticals should be fully impaired for the amount of $109,137.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     Under FAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     All capitalized intangibles have been reviewed for impairment at December 31, 2007. In doing so, management has determined that, except for the Thomas Pharmaceuticals intangible assets, no further write-down for impairment is required.

     At December 31, 2007, intangible assets totaled $171,846 net of accumulated amortization of $871. Following the spin-off of Thomas Pharmaceuticals, the total intangible assets, consisted of costs associated with the Company's patent applications.


NOTE 8 - INCOME TAXES
---------------------

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                             December 31,
                                                     ---------------------------
                                                         2007           2006
                                                     ------------   ------------

        Federal Income Tax Rate                           (34.0)%        (34.0)%
        Deferred Tax Charge (Credit)                         --             --
        Effect on Valuation Allowance                      38.1 %         38.1 %
        State Income Tax, Net of Federal Benefit           (4.1)%         (4.1)%
                                                     ------------   ------------
        Effective Income Tax Rate                           0.0 %          0.0 %
                                                     ============   ============

     As of December 31, 2007 and 2006, the Company had net operating loss carry forwards of approximately $22,500,000 and $21,500,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2027. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                   December 31,
                                           ----------------------------
                                               2006            2005
                                           ------------    ------------
        Deferred tax assets                $  7,530,000    $  7,150,000
        Less:  Valuation allowance           (7,530,000)     (7,150,000)
                                           ------------    ------------
        Net deferred tax assets            $         --    $         --
                                           ============    ============

     Net operating loss carry forwards expire starting in 2017 through 2027.


NOTE 9 - NOTES PAYABLE/CONVERTIBLE DEBENTURES
---------------------------------------------

     On May 25, 2004, the Company issued an unsecured promissory note totaling $2,650,000 payable to YA Global Investments (f/k/a/ Cornell Capital Partners) for advances on the equity-line financing agreement entered into with YA Global in December, 2003. The note matures 143 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On July 14, 2004, the Company repaid YA Global Investments. $1,700,000, in cash, and received a $93,500 fee reduction, to reduce the outstanding amount owed on the promissory note to $856,000. On May 24, 2005, the Company assigned to YA Global Investments LP all its rights and benefits of a convertible note issued by Corporate Strategies, Inc. valued at $522,740 including principal and accrued interest and this amount was applied to the Company's promissory note owed to YA Global Investments. As of December 31, 2005 the remaining principal balance of the convertible debenture was $333,760 plus $154,608 of accrued interest.

     On May 11, 2006 the Company issued to YA Global a $503,776 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $333,760 and $170,016 of accrued interest due to YA Global from May 25, 2004. On August 3, 2006, we repaid $136,000 of principal using the proceeds of the sales of patents to Lamson Holdings LLC. During the year ended December 31, 2006, we issued 6,416,011 shares of Class A common stock as repayment of principal of $230,886. During the year ended December 31, 2007, we issued 14,466,790 shares of Class A common stock to pay off the principal balance of $136,890 and accrued interest of $10,610.

     On June 15, 2005, the Company issued a secured promissory note totaling $5,000,000 payable to YA Global Investments, LP. This note is secured by all of the Company's assets and the Company's rights under all present and future authorization, permits, licenses and franchises issued or granted in connection with their operations. The note is for a term of 2 years from the date of issue with interest accruing at 12% per annum on any unpaid balance through the note's maturity date. On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the year ended December 31, 2007, we issued 251,121,182 shares of Class A common stock as repayment of principal of $345,900. As of December 31, 2007, the unpaid principal balance on the secured convertible debenture is $5,198,210 plus accrued interest of $661,647.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. As of December 31, 2007, the unpaid principal balance on the secured convertible debenture is $1,250,000 plus accrued interest of $150,474.

     On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

     The aggregate principal value of the two remaining debentures at December 31, 2007 is $6,448,210. This amount is shown net of the unamortized portion of the discount on conversion of $1,444,056. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

     On May 25, 2006, the Company paid $93,750 for commitment fees to Yorkville Advisors, LLP related to the YA Global debenture of the same date. The structuring fees were charged to financing costs and the commitment fees were deferred and amortized over the term of the debenture. In addition, the Company issued 30,000,000 warrants to YA Global Investments, with a fair market value of $1,992,323, which is being amortized as debt discount over the life of the convertible debentures on the statements of operations.

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


NOTE 10 - DERIVATIVE LIABILITY
------------------------------

     In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     consolidated balance sheet, and it is now measured at its estimated fair value of $4,249,113. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                              At Issue          At 12/31/07
                                         -----------------   -----------------
        Fair market value of stock        $0.096 - $0.125        $ 0.0015
        Exercise price                    $0.086 - $0.113        $ 0.00135
        Dividend yield                         0.00%               0.00%
        Risk free interest rate                5.47%               5.47%
        Expected volatility              195.36% - 196.54%        242.17%
        Expected life                       2.00 years           .42 Years

     Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the consolidated statements of operations. As of December 31, 2007, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,131,305.

     During the year ended December 31, 2006, the Company paid down a portion of one of the YA Global Debentures for cash and the issuance of common stock for an aggregate of $366,866. The effect on the reduction in the fair value of the embedded derivatives of $329,895 was recorded as Additional paid-in capital on the consolidated balance sheets. During the year ended December 31, 2007, the Company paid down a portion of one of the YA Global Debentures by the issuance of common stock for an aggregate of $482,790. The effect on the reduction in the fair value of the embedded derivatives of $306,736 was recorded as gain on revaluation of derivatives on the consolidated statements of operations.

     In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of $7,297,886 is being amortized over the life of the convertible debentures. Amortization expense on the derivative for the year ended December 31, 2007 and 2006 was $2,729,117 and $1,547,456, respectively.


NOTE 11 - WARRANT LIABILITY
---------------]------------

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                             At Issue
                                         ----------------
        Fair market value of stock            $0.096
        Exercise price                     $0.30 - $0.50
        Dividend yield                         0.00%
        Risk free interest rate                5.47%
        Expected volatility                   195.36%
        Expected life                       5.00 years


     The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the YA Global debentures. Amortization expenses for the year ended December 31, 2007 and 2006 was $996,162 and $581,094, respectively.


NOTE 12 - DUE TO RELATED PARTIES
--------------------------------

     Due to related parties consisted of amounts due to the officer of the Company as follows:

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

     As of December 31, 2007 and 2006, the remaining outstanding balance owed to Mr. Mahoney amounted to $176,293 and $96,503, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

a) The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month obligation of $7,500 per month. The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

     Rent expense under operating lease for the year ended December 31, 2007 and 2006 was $90,000.

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

c) In conjunction with the various spin-offs, iVoice Technology, SpeechSwitch and Thomas Pharmaceuticals have entered into administrative services agreement with iVoice. The administrative services agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by iVoice or can provide these services for itself.

d) The Company's assets are subject to a Security Agreement with the majority stockholder. See Note 9.


NOTE 14 - STOCKHOLDERS' EQUITY
------------------------------

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

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


a)   Preferred Stock
     ---------------

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2007 and 2006, no shares were issued or outstanding.

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

     As of December 31, 2007, there are 420,674,318 shares issued and 420,671,318 shares outstanding. For the year ended December 31, 2007, the Company had the following transactions in its Class A Common Stock:

     1) The Company issued 265,587,972 shares of Class A common stock to YA Global Investments as repayment of principal and accrued interest on an outstanding convertible debenture, valued at $493,400.

     2) The Company issued 86,012,651 shares of Class A common stock upon conversion of 52,863 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     As of December 31, 2006, there are 69,073,695 shares issued and 69,070,695 shares outstanding. For the year ended December 31, 2006, the Company had the following transactions in its Class A Common Stock:

     1) The Company issued 6,416,011 shares of Class A common stock to YA Global Investments as repayment of principal on an outstanding convertible debenture, valued at $230,886.

     2) The Company issued 6,930,690 shares of Class A common stock upon conversion of 65,167 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     3) The Company issued 1,000,000 shares of Class A common stock for investor relations services valued at $85,000.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     4) The Company issued 4,750,000 shares of Class A common stock for repayment of deferred legal fees valued at $57,000.

c)   Class B Common Stock
     --------------------

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of December 31, 2007, there are 2,204,875 shares issued, 1,552,484 shares outstanding and 652,391 shares retired. As of December 31, 2006, there are 2,204,875 shares issued, 1,605,347 shares outstanding and 599,528 shares retired.

     Pursuant to the conversion terms of the Class B Common stock, on December 31, 2007, the 1,552,484 outstanding shares of Class B common stock are convertible into 3,104,968,000 shares of Class A common stock.

     For the year ended December 31, 2007, the Company had the following transactions in its Class B Common Stock:

     1) A total of 52,863 Class B shares were converted into 86,012,651 Class A shares.

     For the year ended December 31, 2006, the Company had the following transactions in its Class B Common Stock:

     2) A total of 65,167 Class B shares were converted into 6,930,690 Class A shares.

d)   Treasury Stock
     --------------

     On February 11, 2002, the Company repurchased 600,000 shares of Class A common stock from a previous employee for $28,800. Following the reverse stock split on April April 27, 2006, the shares were converted in 3,000 shares.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 15 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

     2005 Stock Incentive Plan
     -------------------------
     On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"). The purpose of the 2005 Plan is to; (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

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

     For the years ended December 31, 2007 and 2006, no shares were granted under the 2005 Plan.

     Options and Warrants Outstanding
     --------------------------------
     During the year ending December 31, 2006, the following options and warrants were issued pursuant to their respective agreements. Unexpired options and warrants outstanding are as follows as of December 31, 2007 and 2006:

        Expiration Date                           Exercise Price        Shares
        ----------------                          --------------      ----------
        May 25, 2011                                  .300            10,000,000
        May 25, 2011                                  .400            10,000,000
        May 25, 2011                                  .500            10,000,000
                                                                      ----------
        Balance at December 31, 2007 and 2006         .400            30,000,000
                                                                      ==========

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     The following summarizes the warrant transactions:

                                                             Weighted
                                                             Average
                                                             Exercise
                                             Warrants          Price
                                           ------------    ------------
        Balance, January 1, 2006                998,260    $      0.107
          Effect of reverse split 1:200        (993,269)   $     21.400
          Granted                            30,000,000    $      0.400
          Exercised                                  --    $      0.000
          Expired                                (4,991)   $     21.400
                                           ------------    ------------
        Balance, December 31, 2006           30,000,000    $      0.400
                                           ============    ============

          Granted                                    --    $      0.000
          Exercised                                  --    $      0.000
          Expired                                    --    $      0.000
                                           ------------    ------------
        Balance, December 31, 2007           30,000,000    $      0.400
                                           ============    ============

        Outstanding and Exercisable,
          December 31, 2006                  30,000,000    $      0.400
                                           ============    ============

        Outstanding and Exercisable,
          December 31, 2007                  30,000,000    $      0.400
                                           ============    ============


NOTE 16 - GOING CONCERN
-----------------------

     The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the five operating subsidiaries. These issues raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

     Since the spin off of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which have been awarded or are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

     The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 17 - SUBSEQUENT EVENTS
---------------------------

     o From January 4, 2008 through March 18, 2008, the Company issued an aggregate of 441,087,447 shares of Class A common stock to YA Global Investments as repayment of principal on an outstanding convertible debenture, valued at $299,000.

     o On January 8, 2008, the Company entered into a Technology Transfer Agreement with GlynnTech to market it's recently issued patent, "Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology". GlynnTech will provide assistance in developing a DVD of the patents capabilities. GlynnTech will also be obligated to solicit licensing opportunities and/or acquisition of the patent.

     o On January 22, 2008 and February 29, 2008, the Company issued an aggregate of 82,000,000 shares of Class A common stock upon conversion of 27,900 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     o On February 21, 2008, the Company executed an amendment agreement with YA Global Investments to extend the maturity date on the May 25, 2006 debenture from May 25, 2008 until May 25, 2010. The interest rate was increased from 7.5% to 15% per annum and the conversion price was reduced from 80% of the lowest closing bid price to 70% of the lowest closing bid price immediately preceding the conversion date. In addition, the Company agreed to fully repay all amounts owed under the May 11, 2006 debenture on May 11, 2008.

     o On March 5, 2008, the Company converted amounts due from iVoice Technology, Inc. for unpaid Administrative Services fees into a Convertible Promissory Note with an interest rate of prime plus 1 percent. The note is convertible in shares of iVoice Technology, Inc's Class A common stock at 80% of the lowest issue price of Class A common stock since the first advance of funds under this note. On March 10 and March 18, 2008, the Company converted an aggregate of $13,440 of debt on this Note into 42,000,000 shares of iVoice Technology, Inc's Class A common stock and we will proceed to sell the shares when all Rule 144 restrictions have been met.

     o On March 5, 2008, the Company converted amounts due from SpeechSwitch, Inc. for unpaid Administrative Services fees into a Convertible Promissory Note with an interest rate of prime plus 1 percent. The note is convertible in shares of SpeechSwitch, Inc's Class A common stock at 80% of the lowest issue price of Class A common stock since the first advance of funds under this note. On March 10, 2008, the Company converted $8,520 of debt on this Note into 71,000,000 shares of SpeechSwitch, Inc's Class A common stock and we will proceed to sell the shares when all Rule 144 restrictions have been met.

                          IVOICE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


     o On March 11, 2008, the Company entered into a Stock Purchase Agreement with iVoice Technology, Inc. for the purchase of 1,444.44 shares of iVoice Technology's Series A 10% Secured Convertible Preferred Stock valued at $1,444,444. The holders of the stock are entitled to receive dividends at a rate 10% per annum and will have voting rights for each share of Common Stock that the Series A Preferred Stock would be converted into using the applicable conversion price. The holders of the Series A Preferred Stock shall not have in the aggregate more than 70% of the total votes of all classes of voting stock. iVoice Technology, Inc. will use the proceeds from the sale of the stock to fund the repayment of convertible debt to YA Global Investments and to fund their acquisition programs.

     o On March 11, 2008, the Company received a warrant to purchase common stock of iVoice Technology, Inc. pursuant to the terms of the Stock Purchase Agreement. The warrant provides that the Company can purchase shares of Class A common stock at a price calculated by dividing $144,444 by the lowest price that iVoice Technology has ever issued its Class A common stock, provided, that in no event shall the holder be entitled to exercise this Warrant for a number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise.