Form 10-Q
period 2008-03-31
IVOICE, INC /NJ
filed 2008-05-20
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number:   000-29341

                                   IVOICE, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                       51-0471976
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

750 HIGHWAY 34
MATAWAN, NJ                                                        07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code: (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the exchange act.

Large Accelerated filer [_]                                Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
     No par value, outstanding as of May 14, 2008:                 1,384,837,195

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

                                TABLE OF CONTENTS
                                                                        Page No.
                                                                        --------
PART I.         FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet - March 31, 2008 and
              December 31, 2007                                          2 - 3

           Condensed Consolidated Statements of Operations - For the
              three months ended March 31, 2008 and 2007                 4

           Condensed Consolidated Statement of Accumulated Other
              Comprehensive Loss - For the three months ended
              March 31, 2008                                             5

           Condensed Consolidated Statements of Cash Flows - For the
              three months ended March 31, 2008 and 2007                 6 - 7

           Notes to Condensed Consolidated Financial Statements          8 - 22

  Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  23 - 27

  Item 4T. Controls and Procedures                                       27 - 28

PART II.   OTHER INFORMATION

  Item 5. Other Information                                              29

  Item 6.   Exhibits                                                     29

                          IVOICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                           ------------     ------------
                                                                            (Unaudited)       (Audited)
                                        ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $  5,017,962     $     79,919
Marketable securities                                                        10,803,841       10,814,954
Securities available for sale                                                   729,759          676,272
Notes receivable - current portion                                               55,392             --
Accounts receivable, net of allowance for doubtful accounts $8,250
        and $0, respectively                                                      3,833             --
Prepaid expenses and other current assets                                        90,533          194,678
                                                                           ------------     ------------
        Total current assets                                                 16,701,320       11,765,823
                                                                           ------------     ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
        of $217,817 and $214,721, respectively                                   10,531           11,285
                                                                           ------------     ------------

OTHER ASSETS
Convertible debentures receivable                                               871,649          852,447
Notes receivable                                                                 19,790             --
Intangible assets, net of accumulated amortization of $1,055 and
        and $871, respectively                                                  175,891          170,975
Deposits and other assets                                                         6,666            6,666
                                                                           ------------     ------------
        Total other assets                                                    1,073,996        1,030,088
                                                                           ------------     ------------

TOTAL ASSETS                                                               $ 17,785,847     $ 12,807,196
                                                                           ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $  1,887,412     $  1,127,695
Short term loan payable                                                       5,406,065             --
Convertible debentures payable, net of discounts of $788,911 and
      $1,444,056, respectively                                                5,546,856        5,004,154
Derivative liability on convertible debentures                                4,340,265        4,249,113
Due to related parties                                                          516,097          176,293
Deferred revenues                                                                16,535             --
                                                                           ------------     ------------

          Total current liabilities                                          17,713,230       10,557,255
                                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                      --               --


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                       --               --


     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                           ------------     ------------
                                                                            (Unaudited)       (Audited)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                --               --
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
  2008 - 943,761,765 shares issued; 943,758,765 shares outstanding
  2007 - 420,674,318 shares issued; 420,671,318 shares outstanding           25,710,367       25,325,012
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
  2008 - 2,204,875 shares issued; 1,524,584 shares outstanding
  2007 - 2,204,875 shares issued; 1,552,484 shares outstanding                   15,246           15,525
Discount on investment in subsidiary                                         (1,835,868)            --
Additional paid-in capital                                                      719,702          719,702
Accumulated other comprehensive loss                                         (1,063,162)      (1,096,000)
Accumulated deficit                                                         (23,444,868)     (22,685,498)
Treasury stock, 3,000 Class A shares, at cost                                   (28,800)         (28,800)
                                                                           ------------     ------------
          Total stockholders' equity                                             72,716        2,249,941
                                                                           ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 17,785,847     $ 12,807,196
                                                                           ============     ============



















     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                               2008             2007
                                                                           ------------     ------------
                                                                                             (restated)

SALES                                                                      $     37,736     $    317,951

COST OF SALES                                                                      --               --
                                                                           ------------     ------------

GROSS PROFIT                                                                     37,736          317,951
                                                                           ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses                                        346,818          198,768
     Amortization of financing costs                                             43,438           43,437
     Depreciation and amortization                                                1,735            3,467
                                                                           ------------     ------------
Total selling, general and administrative expenses                              391,991          245,672
                                                                           ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                       (354,255)          72,279
                                                                           ------------     ------------

OTHER INCOME (EXPENSE)
     Other income                                                               185,119           75,006
     Gain on revaluation of derivatives                                       1,174,661        1,345,187
     Amortization of discount on debt                                        (1,341,642)        (912,236)
     Interest expense                                                          (406,904)        (129,517)
                                                                           ------------     ------------
Total other income (expense)                                                   (388,766)         378,440
                                                                           ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                         (743,021)         450,719

PROVISION FOR INCOME TAXES                                                         --               --
                                                                           ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                       (743,021)         450,719

LOSS FROM DISCONTINUED OPERATIONS                                                  --           (375,956)

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY NET INCOME                                                      (16,349)            --
                                                                           ------------     ------------

NET INCOME (LOSS) APPLICABLE TO
     COMMON SHARES                                                         $   (759,370)    $     74,763
                                                                           ============     ============

NET INCOME (LOSS) PER COMMON SHARE
     Continuing Operations - Basic                                         $      (0.00)    $       0.01
                                                                           ============     ============
     Continuing Operations - Diluted                                       $      (0.00)    $       0.00
                                                                           ============     ============
     Discontinued Operations - Basic and diluted                           $      (0.00)    $      (0.01)
                                                                           ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                  685,024,562       72,196,480
                                                                           ============     ============
     Diluted                                                                685,024,562      874,205,183
                                                                           ============     ============



     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                               2008             2007
                                                                           ------------     ------------
Balance at beginning of the period                                         $ (1,096,000)    $   (376,559)

Unrealized gain (loss) on securities available for sale:
       Unrealized gain (loss) arising during the period                          32,838         (814,408)
       Less: reclassification adjustment for losses included
          in net loss                                                              --             95,804
                                                                           ------------     ------------
       Net change for the period                                                 32,838         (718,604)
                                                                           ------------     ------------
Balance at end of the period                                               $ (1,063,162)    $ (1,095,163)
                                                                           ============     ============


























     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                               2008              2007
                                                                                           ------------      ------------
                                                                                                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                       $   (759,370)     $    450,719
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation of fixed assets and amortization of intangibles                               1,618             3,467
       Amortization of prepaid finance costs                                                     43,438            43,437
       Amortization of discount on debt conversion                                              833,013           912,236
       Beneficial interest on issuance of stock                                                  86,076              --
       (Gain) loss on sales of securities available for sale                                     (3,606)           95,803
       Interest and dividends earned on investments                                             (35,124)          (32,346)
       Non-cash consulting revenues earned                                                         --            (280,000)
Gain on revaluation of derivatives                                                             (311,198)       (1,345,187)
       Minority interest in consolidated subsidiary net income                                   16,349              --
   Changes in certain assets and liabilities:
       (Increase) decrease in prepaid expenses and other assets                                  10,263            (4,755)
       Increase in accounts payable and accrued liabilities                                     226,484           124,744
       (Decrease) in deferred revenues                                                             --             (12,500)
       Increase in related party liabilities                                                     23,230            14,510
                                                                                           ------------      ------------
   Total cash provided by (used in) operating activities                                        131,173           (29,872)
                                                                                           ------------      ------------

Net loss from discontinued operations                                                              --            (375,956)
   Net effect on cash flow from spin-off of discontinued operations                                --             225,203
                                                                                           ------------      ------------

   Total cash provided by (used in) operating activities of discontinued operations                --            (150,753)
                                                                                           ------------      ------------

       Total cash provided by (used in) operating activities                                    131,173          (180,625)
                                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              --              (1,320)
   Deferred costs of trademarks and other intangibles                                            (2,020)           (4,500)
   Net proceeds from sales of securities available for sale                                       4,349           122,762
   Investment in securities and loans in Thomas Pharmaceuticals                                    --             (25,000)
   Net redemption of principal and interest on marketable securities                             11,113            (2,483)
   Net effect on cash flow from consolidation of majority owned investment                     (612,637)             --
                                                                                           ------------      ------------
   Total cash provided by (used in) investing activities from continuing operations            (599,195)           89,459
                                                                                           ------------      ------------

   Adjustments to reconcile total cash provided by (used in) investing activities from
   discontinued operations                                                                         --              (3,247)
                                                                                           ------------      ------------

       Total cash provided by (used in) investing activities                                   (599,195)           86,212
                                                                                           ------------      ------------

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                               2008              2007
                                                                                           ------------      ------------
                                                                                                              (restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short term borrowings                                                     5,406,065             --
                                                                                            ------------     ------------
   Total cash provided by financing activities                                                 5,406,065             --
                                                                                            ------------     ------------

   Adjustments to reconcile total cash provided by financing activities from
   discontinued operations                                                                          --            154,000
                                                                                            ------------     ------------

   Total cash provided by financing activities                                                 5,406,065          154,000
                                                                                            ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      4,938,043           59,587
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                   79,919           31,235
                                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $  5,017,962     $     90,822
                                                                                            ============     ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                                         $       --       $       --
                                                                                            ============     ============
   Income taxes                                                                             $       --       $       --
                                                                                            ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    On March 12, 2008, the Company acquired 144.444 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. This transaction was eliminated in consolidation.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the three months ended March 31, 2008:
------------------------------------------

a) The Company issued 441,087,447 shares of Class A common stock to YA Global Investments, LP as repayment of principal on outstanding convertible debentures, valued at $385,076.

b) The Company issued 82,000,000 shares of Class A Common upon the conversion of 27,900 shares of Class B Common Stock.

c) The Company received 25,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $2,000 of convertible debentures receivable.

d) The Company exchanged $101,303 of amounts due from SpeechSwitch, Inc. and iVoice Technology, Inc. into Convertible Promissory Notes of the same amount.

e) The Company received 71,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $5,680 of convertible notes receivable.

f) The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

For the three months ended March 31, 2007:

a) The Company issued 7,648,608 shares of Class A common stock to YA Global Investments, LP. f/k/a Cornell Capital Partners as repayment of principal on outstanding convertible debentures, valued at $95,000.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the "Company" or "iVoice") and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto.

     Between February 11, 2004 and August 5, 2005, the Company completed the transfer of certain business segments and their related assets and liabilities to its four wholly owned subsidiaries Trey Resources, Inc, SpeechSwitch, Inc, iVoice Technology, Inc and Deep Field Technologies, Inc. These companies were then spun-off from iVoice as special dividends of the shares of Class A common Stock of the respective companies to the iVoice stockholders. Effective with the spin-off of the four subsidiaries, SpeechSwitch, iVoice Technology, Trey Resources and Deep Field Technologies now operate as independent publicly traded entities.

     On March 12, 2008, the Company acquired 144.444 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc. ("iVoice Technology"). All significant inter-company transactions and

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     balances have been eliminated in consolidation.

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

     Revenue Recognition
     -------------------
     The parent Company obtains its income primarily from the sales or licensing of its patents and patent applications. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions.

     The Company also is reporting revenues for iVoice Technology which derives its revenues from the licensing of its software product and optional customer support (maintenance) service. iVoice Technology's standard license agreement provides for a one-time fee for use of the company's product in perpetuity for each computer or CPU in which the software will reside. IVoice Technology's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. iVoice Technology also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at March 31, 2008 and December 31, 2007 of $5,017,962 and $79,919, respectively.

     Concentration of Credit Risk
     ----------------------------
     The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at March 31, 2008 and December 31, 2007 of $4,814,470 and $29,148,
     respectively.

     Marketable Securities
     ---------------------
     Marketable securities consist of auction rate securities with auction reset periods less than 12 months and are stated at fair value. The cost of securities sold is based on specific identification. The Company had marketable securities at March 31, 2008 and December 31, 2007 of $10,803,841 and $10,814,954, respectively.

     Securities Available-for-sale
     -----------------------------
     The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     Comprehensive Income (Loss). The Company had securities available for sale at March 31, 2008 and December 31, 2007 of $743,199 and $676,272,
     respectively.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at March 31, 2008 and December 31, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     Earnings (Loss) Per Share
     -------------------------
     FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the three months ended March 31, 2008 and 2007, does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

     The shares used in the computations are as follows:

                                                                  Three months ended
                                                                       March 31,
                                                             ------------------------------
                                                                 2008              2007
                                                             ------------      ------------
       Net income (loss) from continuing operations          $   (743,021)     $    450,719
                                                             ============      ============
       Net income (loss) from discontinued operations        $       --        $   (375,956)
                                                             ============      ============
       Minority interest in net income                       $    (16,349)     $       --
                                                             ============      ============
       Net income (loss) applicable to common shares         $   (759,370)     $     74,763
                                                             ============      ============

         Weighted average shares outstanding - basic          685,024,562        72,196,480
                                                             ============      ============
       Weighted average shares outstanding - diluted          685,024,562       874,205,183
                                                             ============      ============

       Net income (loss) per common share outstanding:
         Continuing operations - basic                       $      (0.00)     $       0.01
                                                             ============      ============
         Continuing operations - diluted                     $      (0.00)     $       0.00
                                                             ============      ============
         Discontinued operations - basic and diluted         $      (0.00)     $      (0.01)
                                                             ============      ============

     The Company had common stock equivalents of 23,456,703,002 and 802,008,703 at March 31, 2008 and 2007, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     Comprehensive Income
     --------------------
     FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2008 and 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income.

     Reclassification of accounts in the prior period financial statements
     ---------------------------------------------------------------------
     The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the three months ended March 31, 2007 to reflect the Spin-off of Thomas Pharmaceuticals, Ltd. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net loss for the three months ended March 31, 2007.

     Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the three months ended March 31, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures (f/k/a/ Cornell Convertible Debentures).

     Recent Accounting Pronouncements
     --------------------------------
     In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

     In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

     In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

     The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 3 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

     On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Consolidated Financial Statements, as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

NOTE 2  - DISCONTINUED OPERATIONS

     On November 21, 2007, iVoice completed the distribution of Thomas Pharmaceuticals through the issuance of one share of Thomas Pharmaceuticals Class A common stock for every share of iVoice Class A common stock held on the record date of November 14, 2007.

     The summarized results of operations for the three months ended March 31, 2007 are as follows:

              Revenues                                 $     18,202
              Cost of revenues                               55,941
                                                       ------------
              Gross profit                                  (37,738)
              Operating expenses                            302,838
                                                       ------------
              Operating loss                               (340,576)
              Other expense                                  35,380
              Provision for income taxes                       --
                                                       ------------
              Net loss                                 $   (375,956)
                                                       ============

NOTE 3 - FAIR VALUE MEASUREMENTS

     On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

       Level 1 Inputs- Quoted prices for identical instruments in active markets.
       Level 2 Inputs- Quoted prices for similar instruments in active markets;
           quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
       Level 3 Inputs- Instruments with primarily unobservable value drivers.

     The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

       Assets                              Level I         Level II        Level III          Total
                                        ------------     ------------     ------------     ------------
       Marketable securities            $ 10,803,841     $       --       $       --       $ 10,803,841
       Securites available for sale          729,759             --               --            729,759
       Notes receivable                         --             75,182             --             75,182
       Convertible debentures                   --            871,649             --            871,649
                                        ------------     ------------     ------------     ------------
       Total Assets                     $ 11,533,600     $    946,831     $       --       $ 12,480,431
                                        ============     ============     ============     ============

       Short term loans                 $       --       $  5,406,065     $       --       $  5,406,065
       Convertible debentures                   --          5,546,856             --          5,546,856
       Derivative liabilities                   --          4,340,265             --          4,340,265
                                        ------------     ------------     ------------     ------------
       Total Liabilities                $       --       $ 15,293,186     $       --       $ 15,293,186
                                        ============     ============     ============     ============

NOTE 4 - MARKETABLE SECURITIES

     At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. The Company had marketable securities at March 31, 2008 and December 31, 2007 of $10,803,841 and $10,814,954, respectively.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

     On January 6, 2006 and April 27, 2006, iVoice, Inc. purchased an aggregate of $550,000 of Thomas NJ Series B Convertible Preferred Stock. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     any senior debt or senior equities. The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, but are limited to voting rights to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The accounts are valued at the initial stated value plus earned dividends. At March 31, 2008 and December 31, 2007, the total balance is $665,977 and $652,264, respectively.

     On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At March 31, 2008, the book value of these securities is $1,120,000 and the market value is $4,000. The cumulative unrealized loss of $1,116,000 is included in the Other Comprehensive Income (Loss).

     On January 15, 2008, the Company received 25,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $2,000 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the three months ended March 31, 2008, the Company sold 9,517,923 for a net proceeds of $4,367. The book value of the remaining shares is $1,239 and the market value is $3,096. The unrealized gain of $1,857 is included in the Other Comprehensive Income (Loss).

     On March 10, 2008, the Company received 71,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $5,680 of Convertible Promissory Note receivable dated March 5, 2008. The market value is $7,100 at March 31, 2008. The unrealized gain of $1,420 is included in the Other Comprehensive Income (Loss).

     On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Convertible Promissory Note receivable dated March 5, 2008. The market value is $63,000 at March 31, 2008. The unrealized gain of $49,560 is included in the Other Comprehensive Income (Loss).

     Cash receipts from the sales of the securities is deposited in a short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At March 31, 2008, the unremitted balance in the money market fund at our broker was $25.

     As of March 31, 2008, the aggregate book value of these securities was $1,792,921, the market value was $729,759 and the cumulative unrealized loss was $1,063,162.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 6 -PROMISSORY NOTES RECEIVABLE

     On February 4, 2008, iVoice Technology advanced $30,000 to Atire Technologies, Inc., an acquisition candidate, in the form of a Promissory Note, due February 4, 2010, at an interest of 8% per annum. The terms of the note provided deferred payments of interest only starting on July 4, 2008 and principal and interest payments starting on October 4, 2008. As of March 31, 2008, the balance due on the note is $30,000 plus accrued interest of $388.

     On March 5, 2008, the Company converted its outstanding accounts due from SpeechSwitch, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008, the Company received 71,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $5,680 of Promissory Notes Receivable. At March 31, 2008, the balance of the note is $45,182 which includes accrued interest of $210.

NOTE 7 - CONVERTIBLE DEBENTURES RECEIVABLE

     During 2006 and 2007, the Company purchased an aggregate of $710,000 of Thomas NJ Secured Convertible Debentures. The holders of these debentures are entitled to receive interest of 10%, compounded quarterly. Thomas NJ can redeem a portion or all amounts outstanding under the Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest. The Company may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but they cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. During the three months ended March 31, 2008, the Company converted $2,000 of principal into 25,000,000 shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price of $.00008. The debentures are valued at the principal value plus accumulated interest. At March 31, 2008, the total balance is $871,649, which includes accrued interest.

NOTE 8 -CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY AND MINORITY INTEREST

     On March 12, 2008, the Company acquired 144.444 shares of iVoice Technology's Series A 10% Convertible Preferred Stock for $1,444,444. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary. iVoice Technology had a deficit net worth prior to consolidation with iVoice and as such, iVoice was required to record a discount on investment in subsidiary in the amount of $1,822,428 in consolidation. iVoice is also required to recognize the minority shareholders' interest in net income equal to 30% of the net profit of iVoice Technology. For the three months ended March 31, 2008, the minority shareholders' interest in net income is $16,349 and at March 31, 2008, the discount on investment in subsidiary was $1,835,868.

NOTE 9  - SHORT TERM LOANS PAYABLE

     On March 7, 2008 the Company received proceeds from an Express Creditline Loan from Smith Barney that is collateralized by the proceeds available from the sales of the auction rate preferred shares ("ARPS") discussed in
     Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS is sold, a portion of the proceeds is applied to pay down the short term loan and the balance is wired to the Company's savings account. As of March 31, 2008 the remaining balance of the loan is $5,406,065, which includes accrued interest of $6,065.

NOTE 10  - CONVERTIBLE DEBENTURES PAYABLE

     On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5% (see
     Note 15). This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the three months ended March 31, 2008, we issued 441,087,447 shares of Class A common stock, with a value of $385,076, as repayment of $299,000 of principal. The difference of $86,076 is charged to the Statement of Operations as beneficial interest. As of March 31, 2008, the unpaid principal balance on the secured convertible debenture is $4,899,210 plus accrued interest of $756,812.

     On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. As of March 31, 2008, the unpaid principal balance on the secured convertible debenture is $1,250,000 plus accrued interest of $182,245.

     On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     On April 16, 2007, iVoice Technology issued a Secured Convertible Debenture dated March 30, 2007 to YA Global Investments for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into iVoice Technology's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. On March 14, 2008, iVoice Technology and YA Global Investments agreed that iVoice Technology would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of iVoice Technology's common stock during the 30 trading days immediately preceding the conversion date. No conversions can be made prior to November 1, 2008. As of March 31, 2008, the outstanding balance on the Convertible Debenture was $186,557.

     The aggregate principal value of these four debentures at March 31, 2008 is $6,335,767. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $788,911. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 11 - DERIVATIVE LIABILITY

     In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $4,340,265.

     The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                               At Issue            At 3/31/08
                                               --------            ----------
            Fair market value of stock      $0.096 - $0.125        $ 0.00050
            Exercise price                  $0.086 - $0.113        $ 0.00045
            Dividend yield                       0.00%                0.00%
            Risk free interest rate              5.47%                5.47%
            Expected volatility            195.36% - 196.54%          242.11%
            Expected life                      2.00 years        2 to 26 months

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     On the iVoice Technology debentures, iVoice Technology determined that the conversion feature met the criteria of an embedded derivative, and therefore the conversion feature of their Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility:
     383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. On March 14, 2008, a substantial portion of this debenture was redeemed and as of March 31, 2008, the estimated fair value is $397,190.

     Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the three months ended March 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $1,174,661.

     In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the three months ended March 31, 2008 was $1,341,642, which includes the acceleration of the debt discount on the redeemed debenture in iVoice Technology.

NOTE 12 - RELATED PARTY ACCOUNTS

     From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of March 31, 2008, the balances due to Mr. Mahoney where: a) loan of $2,295; b) accrued interest of $5,082; and c) deferred compensation is $192,146. The loan accrues interest at 9.5% per year on the unpaid balance. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

     In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, Non-Executive Chairman of the Board of iVoice Technology. The note bears interest at the rate of prime plus 2.0% per annum on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

     iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of March 31, 2008, the outstanding balance was $141,708, plus accrued interest of $68,590.

     On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of March 31, 2008, iVoice Technology has recorded $174,866 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

     On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum. Additional amounts may be added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Promissory Notes Receivable. At March 31, 2008, the balance of the note is $37,403 which includes accrued interest of $191.

     On March 11, 2008, the Company entered into a Stock Purchase Agreement with iVoice Technology, Inc. for the purchase of 144.444 shares of iVoice Technology's Series A 10% Secured Convertible Preferred Stock valued at $1,444,444. The holders of the stock are entitled to receive dividends at a rate 10% per annum and will have voting rights for each share of Common Stock that the Series A Preferred Stock would be converted into using the applicable conversion price. The holders of the Series A Preferred Stock shall not have in the aggregate more than 70% of the total votes of all classes of voting stock. The Company also received $144,444 in funding fees on the transaction.

     On March 11, 2008, the Company received a warrant to purchase common stock of iVoice Technology, Inc. pursuant to the terms of the Stock Purchase Agreement. The warrant provides that the Company can purchase shares of Class A common stock at a price calculated by dividing

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

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

NOTE 13 - COMMON STOCK

     Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

     a)  Preferred Stock
         ---------------
         Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2008, no shares were issued or outstanding.

     b)  Class A Common Stock
         --------------------
         Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of March 31, 2008, 943,761,765 shares were issued and 943,758,765 shares were outstanding.

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

         For the three months ended March 31, 2008, the Company had the following transactions in its Class A Common Stock:

         1) The Company issued 441,087,447 shares of Class A common stock to YA Global, valued at $385,076 as repayment of principal on an outstanding convertible debenture valued at $299,000.

         2) The Company issued 82,000,000 shares of Class A common stock upon conversion of 27,900 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     c)  Class B Common Stock
         --------------------
         Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

         price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of March 31, 2008, there are 2,204,875 shares issued and 1,524,584 shares outstanding.

         Pursuant to the conversion terms of the Class B Common stock, on March 31, 2008, the 1,524,584 outstanding shares of Class B common stock are convertible into 5,081,946,667 shares of Class A common stock.

     d)  Treasury Stock
         --------------
         On February 11, 2002, the Company repurchased 600,000 shares of Class A common stock from a previous employee for $28,800. Following the reverse stock split on April 27, 2006, the shares were converted in 3,000 shares.

NOTE 14 -  GOING CONCERN

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

     Since the spinoff of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which have been awarded or are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2008 AND 2007

NOTE 15 - SUBSEQUENT EVENTS

     Between April 4, 2008 and May 8, 2008, the Company issued an aggregate of 441,078,430 shares of Class A common stock to YA Global Investments as repayment of principal on an outstanding convertible debenture, valued at $102,700.

     On May 8, 2008, the Company issued 130,000,000 shares of Class A common stock upon conversion of 7,800 shares of Class B common stock, pursuant to the provisions of Class B common stock.

     On May 12, 2008, the Company paid down $4,796,510 of amounts due on the principal balance of YA Global Convertible Debenture dated May 11, 2006.

     On May 13, 2008, the Company received an additional $260,000 from borrowings on the Smith Barney Express Creditline Loan account. The proceeds will be set aside to provide liquidity for operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2007 entitled "Risk Factors". This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

OVERVIEW
--------

Since 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. As an example, in March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for the net proceeds of $136,000 and on December 6, 2007 we were issued Patent 7,305,344 for a patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology. On January 8, 2008, the Company entered into a Technology Transfer Agreement with GlynnTech to market its recently issued patent. GlynnTech will provide assistance in developing a DVD of the patents capabilities. GlynnTech will also be obligated to solicit licensing opportunities and/or acquisition of the patent.

The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

On March 12, 2008, the Company acquired 144.444 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. iVoice Technology, Inc. will use the proceeds from the sale of the stock to fund the repayment of convertible debt to YA Global Investments and to fund their acquisition programs. The holder of each share of iVoice Technology's Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary as of March 31, 2008.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Total sales for the three months ended March 31, 2008 and 2007 were $37,736 and $317,951, respectively. Sales in 2008 include $13,073 of maintenance revenues of iVoice Technology and $24,663 of administrative services agreements. Sales in 2007 include $280,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $37,951. Total operating expenses for the three months ended March 31, 2008 and 2007, were $391,991 and $245,672, respectively, for an increase of $146,319. Of these increases, $81,694 is attributable to the expenses of iVoice Technology and the remaining increase of $64,625 is primarily comprised of increase in professional fees of $51,897 and increases in overhead and office expenses of the parent of $12,728.

Total other income (expense) for the three months ended March 31, 2008 was an expense of $388,766. This total was primarily comprised of $1,341,642 amortization of the discount on debt and $406,904 of accrued interest expense on the YA Global notes and other debt which is offset by $1,174,661 gain on revaluation of the derivatives and $185,119 of interest and other income. Total other income (expense) for the three months ended March 31, 2007 was an income of $378,440. This total was primarily comprised of $1,345,187 gain on revaluation of the derivatives and $75,006 of interest income on the cash accounts. These are offset by $912,236 amortization of the discount on debt and $129,517 of accrued interest expense on the YA Global notes and other debt.

Net loss from continuing operations for the three months ending March 31, 2008 was $743,021. The net income from continuing operations for the three months ending March 31, 2007 was $450,719. The increase in net loss of $1,193,740 was primarily due to the lower sales, increase operating expenses and increase other expenses of $767,206, as the result of the factors discussed above.

Net loss from discontinued operations for the three months ended March 31, 2007 was $375,956. This operation had been experiencing reduced product sales and had curtailed spending to better manager their available resources.

As required by APB Opinion No. 18, the Company recorded the minority shareholders' interest in net income of iVoice Technology for the three months ended March 31, 2008, of $16,349.

The total net loss for the three months ended March 31, 2008 was $759,370 as compared to the net income of $74,763 for the three months ended March 31, 2007. The increase in net loss of $834,133 was the result of the factors discussed above.

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

During the three months ended March 31, 2008 and the year ended December 31, 2007, we had incurred net losses from continuing operations of $743,021 and $2,383,268, respectively. These matters raise doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $700,000 for the next 12 months. These expenses are anticipated to consist of the following: payroll and benefits of $400,000, occupancy costs of $135,000, professional fees of $60,000, business insurance of $70,000 and miscellaneous administrative expenses of $35,000. We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a "penalty" rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Because of the failed Dutch auctions, the Company was unable to sell these securities to meet current operating obligations. With the assistance of Smith Barney, the Company was able to obtain an Express Creditline Loan which is collateralized by the proceeds available from the sales of the auction rate securities. On March 7, 2008 the Company received $5,400,000 from the Express Creditline account and deposited the funds in our operating bank accounts to ensure current liquidity.

During the three months ended March 31, 2008, iVoice had a net increase in cash of $4,938,043. iVoice's principal sources and uses of funds in the three months ended March 31, 2008 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company provided $131,173 in cash from continuing operations in the three months ended March 31, 2008, an increase of $161,045 compared to $29,872 in cash used for continuing operations in the three months ending March 31, 2007.

The net effect on cash flows from operating activities by the discontinued operations for the three months ending March 31, 2007 was a decrease of $150,753 as the operations were struggling with their liquidity.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company had a net use of funds from investing activities of $599,195 for the three months ended March 31, 2008. This was primarily due to the net effect of the consolidation of iVoice Technology of $612,637. The Company had invested $1.4 million in iVoice Technology's Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company provided $5,406,065 cash from financing in the three months ended March 31, 2008. This represented the proceeds from the Smith Barney Credit Line that was arranged during the quarter. These funds will be used to pay off some debt that is coming due during the second quarter of this year.

The net effect on cash flows from financing activities from the discontinued operations was an increase in cash of $154,000 for the three months ending March 31, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition.

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

On March 7, 2008 the Company received proceeds from an Express Creditline Loan from Smith Barney that is collateralized by the proceeds available from the sales of the auction rate preferred shares ("ARPS") discussed in Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS is sold, a portion of the proceeds is applied to pay down the short term loan and the balance is wired to the Company's savings account.

There is no assurance that the future funding, if any, offered by YA Global or from other sources will enable us to raise the requisite capital needed to implement our long-term growth strategy. Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the three months ended March 31, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has no material changes in its contractual obligations during the three months ended March 31, 2008.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS
-----------------------------------------------

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 4T - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting - Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of March 31, 2008, except for two deficiencies discussed in Item 4T.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Interim Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Interim Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5     OTHER INFORMATION

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


ITEM 6     EXHIBITS

10.1 Administrative Services Agreement Amendment No. 1 by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.1 on Form 8-K dated March 5, 2008.

10.2 Convertible Promissory Note dated March 5, 2008 payable to iVoice, Inc. filed with the Commission as Exhibit 10.2 on Form 8-K dated March 5, 2008.

10.3 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.3 on Form 8-K dated March 5, 2008.

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


iVoice, Inc.

By: /s/ Jerome R. Mahoney                             Date:     May 20, 2008
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

10.1 Administrative Services Agreement Amendment No. 1 by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.1 on Form 8-K dated March 5, 2008.

10.2 Convertible Promissory Note dated March 5, 2008 payable to iVoice, Inc. filed with the Commission as Exhibit 10.2 on Form 8-K dated March 5, 2008.

10.3 Security Agreement by and between iVoice Technology, Inc. and iVoice, Inc. dated March 5, 2008 filed with the Commission as Exhibit 10.3 on Form 8-K dated March 5, 2008.

31.1 Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
        Section 906 of the Sarbanes-Oxley Act Of 2002