Form 10-Q
period 2008-06-30
IVOICE, INC /NJ
filed 2008-08-13
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
No par value, outstanding as of August 11, 2008:            2,324,837,194

================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007


                                TABLE OF CONTENTS
                                -----------------

                                                                                             Page No.
                                                                                             --------
PART I.    FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheet - June 30, 2008 (Unaudited)
                  and December 31, 2007 (audited)                                              2 - 3

              Condensed Consolidated Statements of Operations - For the six months
                  and three months ended June 30, 2008 and 2007 (Unaudited)                        4

              Condensed Consolidated Statement of Accumulated Other Comprehensive
                  Loss - For the six months ended June 30, 2008 (Unaudited)                        5

              Condensed Consolidated Statements of Cash Flows - For the six months
                  ended June 30, 2008 and 2007  (Unaudited)                                   6 - 8

              Notes to Condensed Consolidated Financial Statements (Unaudited)                9 - 25

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          26 - 31

     Item 4T. Controls and Procedures                                                        31 - 32



PART II. OTHER INFORMATION

     Item 5.  Other Information                                                                   33

     Item 6.  Exhibits                                                                            33

                          IVOICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                         June 30,        December 31,
                                                                           2008             2007
                                                                       ------------     ------------
                                                                       (Unaudited)       (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $  2,263,917     $     79,919
Marketable securities                                                     7,688,401       10,814,954
Securities available for sale                                               698,165          676,272
Notes receivable - current portion                                          196,641               --
Accounts receivable, net of allowance for doubtful accounts $8,250
   and $0, respectively                                                       3,833               --
Prepaid expenses and other current assets                                    44,507          194,678
                                                                       ------------     ------------
      Total current assets                                               10,895,464       11,765,823
                                                                       ------------     ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   of $219,193 and $214,721, respectively                                     9,154           11,285
                                                                       ------------     ------------
OTHER ASSETS
Convertible debentures receivable                                           891,417          852,447
Notes receivable                                                             14,537               --
Intangible assets, net of accumulated amortization of $1,240 and
   and $871, respectively                                                   212,142          170,975
Deposits and other assets                                                     6,666            6,666
                                                                       ------------     ------------
      Total other assets                                                  1,124,762        1,030,088
                                                                       ------------     ------------

TOTAL ASSETS                                                           $ 12,029,380     $ 12,807,196
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                  $  2,022,204     $  1,127,695
Short term loans payable                                                  4,583,001               --
Convertible debentures payable, net of discounts of $371,633 and
   $1,444,056, respectively                                               1,019,824        5,004,154
Derivative liability on convertible debentures                            1,890,122        4,249,113
Due to related parties                                                      554,924          176,293
Deferred revenues                                                             6,780               --
                                                                       ------------     ------------
      Total current liabilities                                          10,076,855       10,557,255
                                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                     --               --

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)



                                                                                 June 30,        December 31,
                                                                                   2008              2007
                                                                               ------------      ------------
                                                                                (Unaudited)        (Audited)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
      no shares issued and outstanding                                                   --                --
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
      2008 - 2,015,951,305 shares issued; 2,015,948,305 shares outstanding
      2007 - 420,674,318 shares issued; 420,671,318 shares outstanding           26,030,454        25,325,012
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
      2008 - 2,204,875 shares issued; 1,516,784 shares outstanding
      2007 - 2,204,875 shares issued; 1,552,484 shares outstanding                   15,168            15,525
Discount on investment in subsidiary                                             (1,781,133)               --
Additional paid-in capital                                                          719,702           719,702
Accumulated other comprehensive loss                                             (1,111,578)       (1,096,000)
Accumulated deficit                                                             (21,891,288)      (22,685,498)
Treasury stock, 3,000 Class A shares, at cost                                       (28,800)          (28,800)
                                                                               ------------      ------------
           Total stockholders' equity                                             1,952,525         2,249,941
                                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 12,029,380      $ 12,807,196
                                                                               ============      ============












     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            For the six months                        For the three months
                                                               Ended June 30,                             Ended June 30,
                                                  --------------------------------------     --------------------------------------
                                                         2008                 2007                 2008                  2007
                                                  ----------------      ----------------     ----------------      ----------------
SALES                                             $         78,704      $        915,777     $         40,968      $        597,826

COST OF SALES                                                   --                    --                   --                    --
                                                  ----------------      ----------------     ----------------      ----------------
GROSS PROFIT                                                78,704               915,777               40,968               597,826
                                                  ----------------      ----------------     ----------------      ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
    General and administrative expenses                    700,371               381,249              353,553               182,481
    Amortization of financing costs                         72,396                86,875               28,958                43,438
    Depreciation and amortization                            3,295                 7,359                1,560                 3,892
                                                  ----------------      ----------------     ----------------      ----------------
Total selling, general and administrative expenses         776,062               475,483              384,071               229,811
                                                  ----------------      ----------------     ----------------      ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (697,358)              440,294             (343,103)              368,015
                                                  ----------------      ----------------     ----------------      ----------------
OTHER INCOME (EXPENSE)
    Other income                                           344,855               264,605              159,736               189,599
    Gain on revaluation of derivatives                   3,624,804             1,275,129            2,450,143               (70,058)
    Amortization of discount on debt                    (1,758,920)           (1,992,410)            (417,278)           (1,080,174)
    Interest expense                                      (707,980)             (258,541)            (301,076)             (129,024)
                                                  ----------------      ----------------     ----------------      ----------------
Total other income (expense)                             1,502,759              (711,217)           1,891,525            (1,089,657)
                                                  ----------------      ----------------     ----------------      ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                       805,401              (270,923)           1,548,422              (721,642)

PROVISION FOR INCOME TAXES                                      --                    --                   --                    --
                                                  ----------------      ----------------     ----------------      ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   805,401              (270,923)           1,548,422              (721,642)

LOSS FROM DISCONTINUED OPERATIONS                               --              (621,152)                  --              (245,196)

MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY NET INCOME (LOSS)                            (11,191)                   --                5,158                    --
                                                  ----------------      ----------------     ----------------      ----------------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHARES                                  $        794,210      $       (892,075)    $      1,553,580      $       (966,838)
                                                  ================      ================     ================      ================
NET INCOME (LOSS) PER COMMON SHARE
    Continuing Operations - Basic                 $           0.00      $          (0.00)    $           0.00      $          (0.01)
                                                  ================      ================     ================      ================
    Continuing Operations - Diluted               $           0.00      $             --     $           0.00      $             --
                                                  ================      ================     ================      ================
    Discontinued Operations - Basic               $           0.00      $          (0.01)    $           0.00      $          (0.00)
                                                  ================      ================     ================      ================
    Discontinued Operations - Diluted             $           0.00      $             --     $           0.00      $             --
                                                  ================      ================     ================      ================
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                            1,117,554,274            78,216,151        1,550,083,986            84,169,672
                                                  ================      ================     ================      ================
    Diluted                                         10,000,000,000                    --       10,000,000,000                    --
                                                  ================      ================     ================      ================

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,





                                                             2008                  2007
                                                       ----------------      ----------------
Balance at beginning of the period                     $     (1,096,000)     $       (376,559)

Unrealized (loss) on securities available for sale:
   Unrealized (loss) arising during the period                   (9,340)             (734,468)
   Less: reclassification adjustment for gains (losses)
         included in net income (loss)                           (6,238)               95,804
                                                       ----------------      ----------------
   Net change for the period                                    (15,578)             (638,664)
                                                       ----------------      ----------------
Balance at end of the period                           $     (1,111,578)     $     (1,015,223)
                                                       ================      ================















     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                              2008                  2007
                                                                                        ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $        794,210      $       (270,923)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation of fixed assets and amortization of intangibles                                 3,061                 7,359
      Amortization of prepaid finance costs                                                       72,396                86,875
      Amortization of discount on debt conversion                                              1,203,780             1,992,410
      Beneficial interest on issuance of stock                                                   258,285                    --
      (Gain) loss on sales of securities available for sale                                       (6,237)               85,234
      Interest and dividends earned on investments                                               (71,486)              (65,778)
      Non-cash consulting revenues earned                                                             --              (840,000)
      Gain on revaluation of derivatives                                                      (2,550,822)           (1,275,129)
      Minority interest in consolidated subsidiary net income                                     11,191                    --
   Changes in certain assets and liabilities:
      (Increase) in accounts and notes receivable                                                (29,546)                   --
      (Increase) decrease in prepaid expenses and other assets                                    16,896               (22,368)
      Increase in accounts payable and accrued liabilities                                       328,702               250,774
      (Decrease) in deferred revenues                                                                 --               (25,000)
      Increase in related party liabilities                                                       52,450                34,468
                                                                                        ----------------      ----------------
   Total cash provided by (used in) operating activities                                          82,880               (42,078)
                                                                                        ----------------      ----------------

Net loss from discontinued operations                                                                 --              (621,152)
   Net effect on cash flow from spin-off of discontinued operations                                   --               455,380
                                                                                        ----------------      ----------------
   Total cash provided by (used in) operating activities of discontinued operations                   --              (165,772)
                                                                                        ----------------      ----------------
      Total cash provided by (used in) operating activities                                       82,880              (207,850)
                                                                                        ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                 --                (4,708)
   Increase in costs of trademarks and other intangibles                                          (2,020)               (4,502)
   Net proceeds from sales of securities available for sale                                       12,191               136,787
   Investment in securities and loans in unaffiliated companies                                  (77,250)              (25,000)
   Net redemption of principal and interest on marketable securities                           3,126,553                   298
   Net effect on cash flow from consolidation of majority owned investment                      (744,847)                   --
                                                                                        ----------------      ----------------
   Total cash provided by investing activities from continuing operations                      2,314,627               102,875
                                                                                        ----------------      ----------------

   Adjustments to reconcile total cash provided by (used in) investing activities
   from discontinued operations                                                                       --                (6,272)
                                                                                        ----------------      ----------------
      Total cash provided by investing activities                                              2,314,627                96,603
                                                                                        ----------------      ----------------

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                     2008              2007
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                                              5,660,000                --
   Repayment of short term borrowings                                              (1,076,999)               --
   Repayment of convertible debentures                                             (4,796,510)               --
                                                                                 ------------      ------------
   Total cash (used in) financing activities                                         (213,509)               --
                                                                                 ------------      ------------

   Adjustments to reconcile total cash provided by financing activities from
   discontinued operations                                                                 --           154,000
                                                                                 ------------      ------------

   Total cash provided by (used in) financing activities                             (213,509)          154,000
                                                                                 ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           2,183,998            42,753
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        79,919            31,235
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $  2,263,917      $     73,988
                                                                                 ============      ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                              $      6,001      $         --
                                                                                 ============      ============
   Income taxes                                                                  $         --      $         --
                                                                                 ============      ============
















     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


SUPPLEMENTAL CASH FLOW INFORMATION:

a) On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. This transaction was eliminated in consolidation.

b) The Company exchanged $75,535 of amounts due from iVoice Technology, Inc. and B Green Innovations, Inc. into Convertible Promissory Notes of the same amount. These transactions were eliminated in consolidation.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the six months ended June 30, 2008:
---------------------------------------

a) The Company issued 1,383,276,987 shares of Class A common stock to YA Global Investments, LP as repayment of principal on outstanding convertible debentures, valued at $705,085.

b) The Company issued 212,000,000 shares of Class A Common upon the conversion of 35,700 shares of Class B Common Stock.

c) The Company received 37,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $3,920 of convertible debentures receivable.

d) The Company exchanged $67,535 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

e) The Company received 151,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $12,080 of convertible notes receivable.

f) The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

g) The Company exchanged $47,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

For the six months ended June 30, 2007:
---------------------------------------

a) The Company issued 18,170,493 shares of Class A common stock to YA Global Investments, LP. (f/k/a Cornell Capital Partners) as repayment of principal on outstanding convertible debentures, valued at $177,500.

b) The Company received 4,000,000 shares of Class A common stock of Deep Field Technologies as compensation for consulting services to be provided pursuant to the terms of the Consulting Agreement entered into on February 13, 2007. The value of the agreement was determined to be $1,120,000 and is being amortized over six months ending August 13, 2007.

c) The Company issued 2,012,651 shares of Class A Common upon the conversion of 10,863 shares of Class B Common Stock


     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


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

         On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

         The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "IVOI".

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         Principles of Consolidation
         ---------------------------
         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc. ("iVoice Technology"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at June 30, 2008 and December 31, 2007 of $2,263,917 and $79,919, respectively.

         Concentration of Credit Risk
         ----------------------------
         The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The cash equivalents are not insured. The Company has uninsured cash balances at June 30, 2008 and December 31, 2007 of $2,044,875 and $29,148, respectively.

         Marketable Securities
         ---------------------
         Marketable securities consist of auction rate securities with auction reset periods less than 12 months and are stated at fair value. The cost of securities sold is based on specific identification. The Company had marketable securities at June 30, 2008 and December 31, 2007 of $7,688,401 and $10,814,954, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         Securities Available-for-sale
         -----------------------------
         The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss). The Company had securities available for sale at June 30, 2008 and December 31, 2007 of $698,165 and $676,272, respectively.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company estimates that the fair value of all financial instruments at June 30, 2008 and December 31, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Earnings (Loss) Per Share
         -------------------------
         FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

         The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the six months ended June 30, 2008 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Common stock equivalents for the six months ended June 30, 007, were not included in the computation of diluted EPS when the Company reported a loss because to do so would be anti-dilutive.

         The shares used in the computations are as follows:

                                                                            Six months ended June 30,
                                                                    ----------------------------------------
                                                                          2008                    2007
                                                                    ----------------        ----------------
         Net income (loss) from continuing operations               $        805,401        $       (270,923)
                                                                    ================        ================
         Net income (loss) from discontinued operations             $             --        $       (616,152)
                                                                    ================        ================
         Minority interest in net income                            $        (11,191)       $             --
                                                                    ================        ================
         Net income (loss) applicable to common shares              $        794,210        $       (892,075)
                                                                    ================        ================

         Weighted average shares outstanding - basic                   1,117,554,274              78,216,151
                                                                    ================        ================
         Weighted average shares outstanding - diluted (see note)     10,000,000,000                      --
                                                                    ================        ================
         Net income (loss) per common share outstanding:
              Continuing operations - basic                         $           0.00        $          (0.00)
                                                                    ================        ================
              Continuing operations - diluted                       $           0.00        $             --
                                                                    ================        ================
              Discontinued operations - basic                       $           0.00        $          (0.01)
                                                                    ================        ================
              Discontinued operations - diluted                     $           0.00        $             --
                                                                    ================        ================

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         The Company had common stock equivalents in excess of its authorized capital at June 30, 2008, so the maximum authorized shares of 10,000,000,000 is shown for diluted earnings per common share calculations. The Company had common stock equivalents of 47,124,088,608 at June 30, 2008.

         Comprehensive Income
         --------------------
         FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2008 and 2007, the Company has several items that represent comprehensive income, and thus, has included a statement of comprehensive income.

         Reclassification of accounts in the prior period financial statements
         ---------------------------------------------------------------------
         The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the six months ended June 30, 2007 to reflect the Spin-off of Thomas Pharmaceuticals, Ltd. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net loss for the six months ended June 30, 2007.

         The Company has also reclassified the auction rate securities of $10,822,055 from Cash equivalents to Marketable Securities at June 30, 2007. This reclassification has no effect on the Total assets of $13,312,806 at June 30, 207 or total cash (used in) operating activities of continuing operations of $42,078 for the six months ended June 30, 2007.

         Derivative Liabilities
         ----------------------
         During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the six months ended June 30, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures (f/k/a/ Cornell Convertible Debentures).

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


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

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

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

         On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The new standard did not impact the Company's Condensed Consolidated Financial Statements, as the Company did not elect the fair value option for any instruments existing as of the adoption date. However, the Company will evaluate the fair value measurement election with respect to financial instruments the Company enters into in the future.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

         In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

NOTE 2 - DISCONTINUED OPERATIONS

         On November 21, 2007, iVoice completed the distribution of Thomas Pharmaceuticals through the issuance of one share of Thomas Pharmaceuticals Class A common stock for every share of iVoice Class A common stock held on the record date of November 14, 2007.

         The summarized results of operations for the six months ended June 30, 2007 are as follows:

              Revenues                       $  26,707
              Cost of revenues                  90,976
                                             ---------
              Gross profit                     (64,269)
              Operating expenses               483,902
                                             ---------
              Operating loss                  (548,171)
              Other expense                     72,981
              Provision for income taxes            --
                                             ---------
              Net loss                       $(621,152)
                                             =========

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


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

         Level 1 Inputs - Quoted prices for identical instruments in active markets.
         Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
         Level 3 Inputs- Instruments with primarily unobservable value drivers.

         The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Assets                             Level I         Level II         Level III         Total
                                ------------     ------------     ------------     ------------
Marketable securities           $  7,688,401     $         --     $         --     $  7,688,401
Securites available for sal          698,165               --               --          698,165
Notes receivable                          --          211,178               --          211,178
Convertible debentures                    --          891,417               --          891,417
                                ------------     ------------     ------------     ------------
Total Assets                    $  8,386,566     $  1,102,595     $         --     $  9,489,161
                                ============     ============     ============     ============

Short term loans                $         --     $  4,583,001     $         --     $  4,583,001
Convertible debentures                    --        1,019,824               --        1,019,824
Derivative liabilities                    --        1,890,122               --        1,890,122
                                ------------     ------------     ------------     ------------
Total Liabilities               $         --     $  7,492,947     $         --     $  7,492,947
                                ============     ============     ============     ============


NOTE 4 - MARKETABLE SECURITIES

         At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. The Company had marketable securities at June 30, 2008 and December 31, 2007 of $7,688,401 and $10,814,954, respectively.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


NOTE 5 - SECURITIES AVAILABLE FOR SALE

         On January 6, 2006 and April 27, 2006, iVoice, Inc. purchased an aggregate of $550,000 of Thomas NJ Series B Convertible Preferred Stock. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, but are limited to voting rights to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The accounts are valued at the initial stated value plus earned dividends. At June 30, 2008 and December 31, 2007, the total balance is $679,689 and $652,264, respectively.

         On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At June 30, 2008, the book value of these securities is $1,120,000 and the market value is $5,200. The cumulative unrealized loss of $1,114,800 is included in the Other Comprehensive Income (Loss).

         On January 15, 2008 and May 1, 2008, the Company received an aggregate of 37,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $3,920 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the six months ended June 30, 2008, the Company sold 9,517,923 shares for a net proceeds of $4,367. The book value of the remaining shares is $3,158 and the market value is $5,496. The unrealized gain of $2,338 is included in the Other Comprehensive Income (Loss).

         On March 10, 2008 and May 21, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Convertible Promissory Note receivable dated March 5, 2008. During the six months ended June 30, 2008, the Company sold 64,805,823 shares for a net proceeds of $7,816. The book value of the remaining shares is $6,895 and the market value is $8,619 at June 30, 2008. The unrealized gain of $1,724 is included in the Other Comprehensive Income (Loss).

         On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Convertible Promissory Note receivable dated March 5, 2008. The market value is $12,600 at June 30, 2008. The unrealized loss of $840 is included in the Other Comprehensive Income
         (Loss).

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         Cash receipts from the sales of the securities are deposited in short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At June 30, 2008, the unremitted balance in the money market fund at our broker was $1.

         As of June 30, 2008, the aggregate book value of these securities was $1,823,184 before elimination, the market value was $698,165 and the cumulative unrealized loss was $1,111,578. At June 30, 2008, the balance of the iVoice Technology securities are eliminated in consolidation.


NOTE 6 - PROMISSORY NOTES RECEIVABLE

         On February 4, 2008, iVoice Technology advanced $30,000 to Atire Technologies, Inc., an acquisition candidate, in the form of a Promissory Note, due February 4, 2010, at an interest of 8% per annum. The terms of the note provided deferred payments of interest only starting on July 4, 2008 and principal and interest payments starting on October 4, 2008. As of June 30, 2008, the balance due on the note is $30,000 plus accrued interest of $786.

         On March 5, 2008, the Company converted its outstanding accounts due from SpeechSwitch, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at June 30, 2008). During the six months ended June 30, 2008, additional amounts were added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and May 21, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Promissory Notes Receivable. At June 30, 2008, the principal balance of the note is $56,410, which included accrued interest of $956.

         On June 12, 2008, the Company converted its outstanding accounts due from Thomas Pharmaceuticals, Ltd. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at June 30, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At June 30, 2008, the principal balance of the note is $47,302.

         On June 13, 2008, the Company invested $77,500 in Small Cap Advisor, Inc, a wholly owned subsidiary of Thomas Pharmaceuticals, Ltd., in the form of a Promissory Note, at an interest of prime plus 1 percent per annum (6% at June 30, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of June 30, 2008, the balance due on the note is $77,466, which included accrued interest of $216.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         The amounts due at June 30, 2008 are as follows:

              Atire Technologies, Inc.             $  30,000
              SpeechSwitch, Inc.                      56,410
              Thomas Pharmaceuticals, Ltd.            47,302
              Small Cap Advisors, Inc.                77,466
                                                   ---------
                    Total amounts due                211,178
              Less long term portion                 (14,537)
                                                   ---------
                    Total current portion          $ 196,641
                                                   =========


NOTE 7 - CONVERTIBLE DEBENTURES RECEIVABLE

         During 2006 and 2007, the Company purchased an aggregate of $710,000 of Thomas NJ Secured Convertible Debentures. The holders of these debentures are entitled to receive interest of 10%, compounded quarterly. Thomas NJ can redeem a portion or all amounts outstanding under the Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest. The Company may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but they cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. During the six months ended June 30, 2008, the Company converted $3,920 of principal into 37,000,000 shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price of $.00008. The debentures are valued at the principal value plus accumulated interest. At June 30, 2008, the total balance is $891,417, which includes accrued interest.

NOTE 8 - CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY AND MINORITY INTEREST

         On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology's Series A 10% Convertible Preferred Stock for $1,444,444. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         operations of iVoice Technology with those of iVoice and its other subsidiary. iVoice Technology had a deficit net worth prior to consolidation with iVoice and as such, iVoice was required to record a discount on investment in subsidiary in the amount of $1,792,324 in consolidation. iVoice is also required to recognize the minority shareholders' interest in net income equal to 30% of the net profit of iVoice Technology. For the six months ended June 30, 2008, the minority shareholders' interest in net income is $11,191 and at June 30, 2008, the discount on investment in subsidiary was $1,781,133.

NOTE 9 - SHORT TERM LOANS PAYABLE

         On March 7, 2008 and May 8, 2008, the Company received an aggregate of $5,660,000 from two Express Creditline Loans from Smith Barney that are collateralized by the proceeds available from the sales of the auction rate preferred shares ("ARPS") discussed in Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS is sold, a portion of the proceeds is applied to pay down the short term loan and the balance is forwarded to the Company. During the six months ended June 30, 2008, $3,500,000 of the ARPSs were sold of which approximately $1,083,000 was applied to the outstanding loan and accrued interest and the balance was remitted to the Company. As of June 30, 2008 the remaining balance of the loan is $4,583,001.

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE

         On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5% (see
         Note 15). This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the six months ended June 30, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs discussed above. As of June 30, 2008, the unpaid balance of accrued interest was $799,139.

         On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. During the six months ended June 30, 2008, we issued 501,111,110 shares of Class A common stock, with a value of $175,444, as repayment of $45,100 of principal. The difference of $130,344 is charged to the Statement of Operations as beneficial interest. As of June 30, 2008, the unpaid principal balance on the secured convertible debenture is $1,204,900 plus accrued interest of $228,985.

         On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         On April 16, 2007, iVoice Technology issued a Secured Convertible Debenture dated March 30, 2007 to YA Global Investments for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into iVoice Technology's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. On March 14, 2008, iVoice Technology and YA Global Investments agreed that iVoice Technology would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of iVoice Technology's common stock during the 30 trading days immediately preceding the conversion date. No conversions can be made prior to November 1, 2008. As of June 30, 2008, the outstanding balance on the Convertible Debenture was $186,557.

         The aggregate principal value of the remaining debentures at June 30, 2008 is $1,391,457. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $371,633. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 11 - DERIVATIVE LIABILITY

         In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,698,291.

         The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                At Issue           At 6/30/08
                                            ---------------        ----------
         Fair market value of stock         $0.096 - $0.125        $ 0.00050
         Exercise price                     $0.086 - $0.113        $ 0.00045
         Dividend yield                          0.00%                 0.00%
         Risk free interest rate                 5.47%                 5.47%
         Expected volatility                195.36% - 196.54%        274.62%
         Expected life                         2.00 years          3.00 years

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         On the iVoice Technology debentures, iVoice Technology determined that the conversion feature met the criteria of an embedded derivative, and therefore the conversion feature of their Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. On March 14, 2008, a substantial portion of this debenture was redeemed and as of June 30, 2008, the estimated fair value is $191,831.

         Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the six months ended June 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $3,624,804.

         In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the six months ended June 30, 2008 was $1,758,920, which includes the acceleration of the debt discount on the redeemed debenture in iVoice and iVoice Technology.


NOTE 12 - RELATED PARTY ACCOUNTS

         From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of June 30, 2008, the balances due to Mr. Mahoney where: a) loan of $2,295; b) accrued interest of $5,136; and c) deferred compensation is $221,311. The loan accrues interest at 9.5% per year on the unpaid balance. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

         In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology. The note bears interest at the rate of prime plus 2.0% per annum (7% at June 30, 2008) on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         Stock of iVoice Technology, Inc., par value $.01, for each dollar owed,
         (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of June 30, 2008, the outstanding balance was $141,708, plus accrued interest of $74,147.

         On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of June 30, 2008, iVoice Technology has recorded $184,473 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

         On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at June 30, 2008). During the six months ended June 30, 2008 an additional $16,884 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Promissory Notes Receivable. At June 30, 2008, the balance of the note is $54,957 which includes accrued interest of $861. This transaction is eliminated in consolidation.

         On March 11, 2008, the Company entered into a Stock Purchase Agreement with iVoice Technology, Inc. for the purchase of 1,444.44 shares of iVoice Technology's Series A 10% Secured Convertible Preferred Stock valued at $1,444,444. The holders of the stock are entitled to receive dividends at a rate 10% per annum and will have voting rights for each share of Common Stock that the Series A Preferred Stock would be converted into using the applicable conversion price. The holders of the Series A Preferred Stock shall not have in the aggregate more than 70% of the total votes of all classes of voting stock. The Company also received $144,444 in funding fees on the transaction. This transaction is eliminated in consolidation.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


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

         a)   Preferred Stock
              ---------------
              Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2008, no shares were issued or outstanding.

         b)   Class A Common Stock
              --------------------
              Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of June 30, 2008, 2,015,951,305 shares were issued and 2,015,948,305 shares were outstanding.

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

              For the six months ended June 30, 2008, the Company had the following transactions in its Class A Common Stock:

              1) The Company issued 1,383,276,987 shares of Class A common stock to YA Global, valued at $705,085 as repayment of principal on an outstanding convertible debenture valued at $446,800.

              2) The Company issued 212,000,000 shares of Class A common stock upon conversion of 35,700 shares of Class B common stock, pursuant to the provisions of Class B common stock.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         c)   Class B Common Stock
              --------------------
              Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of June 30, 2008, there are 2,204,875 shares issued and 1,516,784 shares outstanding.

              Pursuant to the conversion terms of the Class B Common stock, on June 30, 2008, the 1,516,784 outstanding shares of Class B common stock are convertible into 33,706,310,910 shares of Class A common stock.

         d)   Treasury Stock
              --------------
              On February 11, 2002, the Company repurchased 600,000 shares of Class A common stock from a previous employee for $28,800. Following the reverse stock split on April 27, 2006, the shares were converted into 3,000 shares of Class A common stock.

NOTE 14 - GOING CONCERN

         The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the five operating subsidiaries. These issues raise doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flow from operations.

         Since the spinoff of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents to Lamson Holdings LLC, the Company has 9 remaining patent applications, which have been awarded or are pending. These applications include various versions of the "Wirelessly Loaded Speaking Medicine Container", which is also filed internationally, the "Voice Activated Voice Operated Copier", the "Voice Activated Voice Operational Universal Remote Control", "Wireless Methodology for Talking Consumer Products" which is also filed internationally, "Product Identifier and Receive Spoken Instructions" and "Traffic Signal System with Countdown Signaling with Advertising and/or News Message".

         The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007


         The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 15 - SUBSEQUENT EVENTS

         On July 15, 2008, July 24, 2008 and August 4, 2008, the Company issued an aggregate of 308,888,889 shares of Class A common stock to YA Global Investments, valued at $51,000, as repayment of principal on an outstanding convertible debenture.

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

OVERVIEW
--------

Since 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. As an example, in March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for net proceeds of $136,000 and on December 6, 2007 we were issued Patent 7,305,344 for a patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology. On January 8, 2008, the Company entered into a Technology Transfer Agreement with GlynnTech to market its recently issued patent. GlynnTech will provide assistance in developing a DVD of the patents capabilities. GlynnTech will also be obligated to solicit licensing opportunities and/or acquisition of the patent.

The Company also continues to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. iVoice Technology, Inc. will use the proceeds from the sale of the stock to fund the repayment of convertible debt to YA Global Investments and to fund their acquisition programs. The holder of each share of iVoice Technology's Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON Stock", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary as of June 30, 2008.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Total sales for the six months ended June 30, 2008 and 2007 were $78,704 and $915,777, respectively. Sales in 2008 include $25,378 of maintenance revenues of iVoice Technology and $53,326 of administrative services agreements. Sales in 2007 include $840,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $75,777.

Total operating expenses for the six months ended June 30, 2008 and 2007, were $776,062 and $475,483, respectively, for an increase of $300,579. Of these increases, $232,980 is attributable to the expenses of iVoice Technology and the remaining increase of $67,599 is primarily comprised of increase in professional fees of $73,446 and increases in overhead and office expenses of the parent of $12,696. These increases are offset by decreases in Amortization of finance costs and depreciation expense of $18,543.

Total other income (expense) for the six months ended June 30, 2008 was an income of $1,502,759. This total was primarily comprised of $3,624,804 gain on revaluation of the derivatives and $344,855 of interest income and other income which is offset by $1,758,920 amortization of the discount on debt and $707,980 of accrued interest expense on the YA Global notes and other debt . Total other income (expense) for the six months ended June 30, 2007 was an expense of $711,217. This total was primarily comprised of $1,992,410 amortization of the discount on debt, $258,541 of accrued interest expense on the YA Global notes and other debt and $85,234 loss on sales of securities available for sale. These are offset by $1,275,129 gain on revaluation of the derivatives and $349,839 of interest income on the cash accounts and promissory notes receivable.

Net income from continuing operations for the six months ending June 30, 2008 was $805,401. The net loss from continuing operations for the six months ending June 30, 2007 was $270,923. The increase in net income of $1,076,324 was primarily due to the increased gain on revaluation of derivatives, on the repayment of the underlying debt, and reduced amortization of the discount on debt offset by lower sales, increased operating expenses and increased interest expenses, as the result of the factors discussed above.

Net loss from discontinued operations for the six months ended June 30, 2007 was $621,152. This operation had been experiencing reduced product sales and had curtailed spending to better manage their available resources.

As required by APB Opinion No. 18, the Company recorded the minority shareholders' interest in net income of iVoice Technology for the six months ended June 30, 2008, of $11,191.

The total net income for the six months ended June 30, 2008 was $794,210 as compared to the net loss of $892,075 for the six months ended June 30, 2007. The increase in net income of $1,686,285 was the result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Total sales for the three months ended June 30, 2008 and 2007 were $40,968 and $597,826, respectively. Sales in 2008 include $12,305 of maintenance revenues of iVoice Technology and $28,663 of administrative services agreements. Sales in 2007 include $560,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $37,826.

Total operating expenses for the three months ended June 30, 2008 and 2007, were $384,071 and $229,811, respectively, for an increase of $154,260. Of these increases, $151,286 is attributable to the expenses of iVoice Technology and the remaining increase of $2,974 is primarily comprised of increase in professional fees of $14,533 and increases in overhead and office expenses of the parent of $5,253. These increases are offset by decreases in Amortization of finance costs and depreciation expense of $16,812.

Total other income (expense) for the three months ended June 30, 2008 was an income of $1,891,525. This total was primarily comprised of $2,450,143 gain on revaluation of the derivatives and $159,736 of interest and other income which is offset by $417,278 amortization of the discount on debt and $301,076 of accrued interest expense on the YA Global notes and other debt . Total other income (expense) for the three months ended June 30, 2007 was an expense of $1,089,657. This total was primarily comprised of $1,080,174 amortization of the discount on debt, $129,024 of accrued interest expense on the YA Global notes and other debt and $70,058 loss on revaluation of the derivatives. These are offset by and $179,030 of interest income on the cash accounts and convertible debentures receivable and $10,569 gain on sales of securities available for sale.

Net income from continuing operations for the three months ending June 30, 2008 was $1,548,422. The net loss from continuing operations for the three months ending June 30, 2007 was $721,642. The increase in net income of $2,270,064 was primarily due to the increased gain on revaluation of derivatives, on the repayment of the underlying debt, and reduced amortization of the discount on debt offset by lower sales, increased operating expenses and increased interest expenses, as the result of the factors discussed above.

Net loss from discontinued operations for the three months ended June 30, 2007 was $245,196. This operation had been experiencing reduced product sales and had curtailed spending to better manage their available resources.

As required by APB Opinion No. 18, the Company recorded the minority shareholders' interest in net loss of iVoice Technology for the three months ended June 30, 2008, of $5,158.

The total net income for the three months ended June 30, 2008 was $1,553,580 as compared to the net loss of $966,838 for the three months ended June 30, 2007. The increase in net income of $2,520,418 was the result of the factors discussed above.

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

During the year ended December 31, 2007, we had incurred net losses from continuing operations of $2,383,268 and we used $174,729 is cash for operations. These matters raise doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations. There can be no assurance as to the receipt or timing of revenues from operations. We anticipate that our operations will require at least $700,000 for the next 12 months. These expenses are anticipated to consist of the following: payroll and benefits of $400,000, occupancy costs of $135,000, professional fees of $60,000, business insurance of $70,000 and miscellaneous administrative expenses of $35,000. We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities. We believe that we have sufficient funds on-hand to fund our operations for at least 12 months.

At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a "penalty" rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Because of the failed Dutch auctions, the Company was unable to sell these securities to meet current operating obligations. With the assistance of Smith Barney, the Company was able to obtain an Express Creditline Loan which is collateralized by the proceeds available from the sales of the auction rate securities. On March 7, 2008 and May 8, 2008, the Company received $5,660,000 from the Express Creditline account and deposited the funds in our operating bank accounts to ensure current liquidity. During the six months ended June 30, 2008, $3,500,000 of the ARPSs were sold of which approximately $1,083,000 was applied to the outstanding loan and accrued interest and the balance was remitted to the Company.

During the six months ended June 30, 2008, the Company had a net increase in cash of $2,183,998. The Company's principal sources and uses of funds in the six months ended June 30, 2008 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company provided $82,880 in cash from continuing operations in the six months ended June 30, 2008, an increase of $124,958 compared to $42,078 in cash used for continuing operations in the six months ending June 30, 2007.

The net effect on cash flows from operating activities by the discontinued operations for the six months ending June 30, 2007 was a decrease of $165,772 as the operations were struggling with their liquidity.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company had a net increase in funds from investing activities of $2,314,627 for the six months ended June 30, 2008. This was primarily due to the net redemption of marketable securities of $3,126,553. These proceeds are offset by the net effect of the consolidation of iVoice Technology of $744,847. The Company had invested $1.4 million in iVoice Technology's Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company used $213,509 in cash for financing activities in the six months ended June 30, 2008. The funds provided from the Smith Barney Credit Line of $5,660,000 was used to pay down the YA Global convertible debentures of $4,796,510. In addition, a portion of the proceeds of the sales of the ARPSs was used to repay the Smith Barney Credit Line.

The net effect on cash flows from financing activities from the discontinued operations was an increase in cash of $154,000 for the six months ending June 30, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition.

Below is a description of iVoice's principal sources of funding:

On May 11, 2006 we issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans.

On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum.

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that is collateralized by the proceeds available from the sales of the auction rate preferred shares ("ARPS") discussed in Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS is sold, a portion of the proceeds is applied to pay down the short term loan and the balance is wired to the Company's savings account.

There is no assurance that the future funding, if any, offered by YA Global or from other sources will enable us to raise the requisite capital needed to implement our long-term growth strategy. Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the six months ended June 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has no material changes in its contractual obligations during the six months ended June 30, 2008.

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


ITEM 4T - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control Over Financial Reporting - Guidance for Small Public Companies, our management concluded that our internal control over financial reporting was effective as of June 30, 2008, except for two deficiencies discussed herein.

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 did not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2009.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure except for the following deficiencies:

a) A deficiency in the Company's disclosure controls and procedures existed as of June 30, 2008. The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b) A deficiency in the Company's disclosure controls and procedures existed as of June 30, 2008. The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the period covered by this Interim Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




ITEM 6   EXHIBITS

10.1 Administrative Services Agreement by and between Small Cap Advisors, Inc. and iVoice, Inc. dated June 10, 2008.
10.2 Convertible Promissory Note dated June 10, 2008 by Small Cap Advisors, Inc. payable to iVoice, Inc.
10.3 Security Agreement by and between Small Cap Advisors, Inc. and iVoice, Inc. dated June 10, 2008.
10.4 Administrative Services Agreement Amendment No. 1 by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
10.5 Convertible Promissory Note dated June 12, 2008 by Thomas Pharmaceuticals, Ltd. payable to iVoice, Inc.
10.6 Security Agreement by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.
31.1     Rule 13a-14(a)/15d-14(a) Certifications.
32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


iVoice, Inc.


By: /s/ Jerome R. Mahoney                                 Date:  August 13, 2008
-----------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

10.1 Administrative Services Agreement by and between Small Cap Advisors, Inc. and iVoice, Inc. dated June 10, 2008.

10.2 Convertible Promissory Note dated June 10, 2008 by Small Cap Advisors, Inc. payable to iVoice, Inc.

10.3 Security Agreement by and between Small Cap Advisors, Inc. and iVoice, Inc. dated June 10, 2008.

10.4 Administrative Services Agreement Amendment No. 1 by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.

10.5 Convertible Promissory Note dated June 12, 2008 by Thomas Pharmaceuticals, Ltd. payable to iVoice, Inc.

10.6 Security Agreement by and between Thomas Pharmaceuticals, Ltd. and iVoice, Inc. dated June 12, 2008.

31.1     Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act
         Of 2002.