Form 10-Q
period 2008-09-30
IVOICE, INC /NJ
filed 2008-11-19
CIK 1105064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large Accelerated filer [ ]                       Accelerated filer         [ ]
Non-accelerated filer   [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
  No par value, outstanding as of November 13, 2008:              2,602,170,527
================================================================================

                          IVOICE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2008 AND 2007

                                TABLE OF CONTENTS

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet - September 30,
        2008 (Unaudited) and December 31, 2007 (Audited)                    2-3

        Condensed Consolidated Statements of Income - For the
        nine months and three months ended September 30, 2008
        and 2007 (Unaudited)                                                 4

        Condensed Consolidated Statement of Accumulated Other
        Comprehensive Loss - For the nine months ended September
        30, 2008 (Unaudited)                                                 5

        Condensed Consolidated Statements of Cash Flows - For
        the nine months ended September 30, 2008 and 2007
        (Unaudited)                                                         6-8

        Notes to Condensed Consolidated Financial Statements (Unaudited)    9-26

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          27-32

Item 4T. Controls and Procedures                                           32-33

PART II. OTHER INFORMATION

Item 5. Other Information                                                    34

Item 6. Exhibits                                                             34

                          IVOICE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      September 30,    December 31,
                                                                           2008            2007
                                                                       -----------     -----------
                                                                       (Unaudited)     (Audited)

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $ 3,213,452     $    79,919
Marketable securities                                                    5,900,990      10,814,954
Securities available for sale                                              709,083         676,272
Notes receivable - current portion                                         241,858            --
Accounts receivable, net of allowance for doubtful accounts $8,250
        and $0, respectively                                                15,745            --
Inventory                                                                    6,080            --
Prepaid expenses and other current assets                                   26,949         194,678
                                                                       -----------     -----------
        Total current assets                                            10,114,157      11,765,823
                                                                       -----------     -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
        of $220,569 and $214,721, respectively                               7,778          11,285
                                                                       -----------     -----------

OTHER ASSETS
Convertible debentures receivable                                          908,813         852,447
Notes receivable, net of current maturities                                  7,179            --
Intangible assets, net of accumulated amortization of $1,424 and
        and $871, respectively                                             217,988         170,975
Deposits and other assets                                                    6,666           6,666
                                                                       -----------     -----------
        Total other assets                                               1,140,646       1,030,088
                                                                       -----------     -----------

TOTAL ASSETS                                                           $11,262,581     $12,807,196
                                                                       ===========     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                                  $ 2,108,660     $ 1,127,695
Short term loans payable                                                 3,913,032            --
Convertible debentures payable, net of discounts of $289,879 and
      $1,444,056, respectively                                           1,063,581       5,004,154
Derivative liability on convertible debentures                           1,824,195       4,249,113
Due to related parties                                                     601,275         176,293
Deferred revenues                                                           19,193            --
                                                                       -----------     -----------

          Total current liabilities                                      9,529,936      10,557,255
                                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                  --              --

     See accompanying notes to condensed consolidated financial statements.

               IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                           September 30,     December 31,
                                                                               2008              2007
                                                                           ------------      ------------
                                                                           (Unaudited)         (Audited)
STOCKHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                --                --
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
  2008 - 2,602,173,527 shares issued; 2,602,170,527 shares outstanding
  2007 - 420,674,318 shares issued; 420,671,318 shares outstanding           26,110,167        25,325,012
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
  2008 - 2,204,875 shares issued; 1,512,104 shares outstanding
  2007 - 2,204,875 shares issued; 1,552,484 shares outstanding                   15,121            15,525
Discount on investment in subsidiary                                         (1,792,325)             --
Additional paid-in capital                                                      719,702           719,702
Accumulated other comprehensive loss                                         (1,114,987)       (1,096,000)
Accumulated deficit                                                         (22,176,233)      (22,685,498)
Treasury stock, 3,000 Class A shares, at cost                                   (28,800)          (28,800)
                                                                           ------------      ------------
          Total stockholders' equity                                          1,732,645         2,249,941
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 11,262,581      $ 12,807,196
                                                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                For the nine months                    For the three months
                                                                Ended September 30,                     Ended September 30,
                                                             2008                2007                2008                2007
                                                       ----------------    ----------------    ----------------    ----------------
SALES                                                  $        125,152    $      1,233,602    $         46,448    $        317,825

COST OF SALES                                                      --                  --                  --                  --
                                                       ----------------    ----------------    ----------------    ----------------
GROSS PROFIT                                                    125,152           1,233,602              46,448             317,825
                                                       ----------------    ----------------    ----------------    ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
     General and administrative expenses                      1,024,529             565,496             324,158             184,247
     Amortization of financing costs                             72,396             130,313                --                43,438
     Depreciation and amortization                                4,738               6,822               1,443                (537)
                                                       ----------------    ----------------    ----------------    ----------------
Total selling, general and administrative expenses            1,101,663             702,631             325,601             227,148
                                                       ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       (976,511)            530,971            (279,153)             90,677
                                                       ----------------    ----------------    ----------------    ----------------

OTHER INCOME (EXPENSE)
     Other income                                               461,320             307,333             116,465              42,728
     Gain on revaluation of derivatives                       3,690,731           1,293,563              65,927              18,434
     Amortization of discount on debt                        (1,840,677)         (2,858,845)            (81,757)           (866,435)
     Interest expense                                          (825,598)           (387,441)           (117,618)           (128,900)
                                                       ----------------    ----------------    ----------------    ----------------
Total other income (expense)                                  1,485,776          (1,645,390)            (16,983)           (934,173)
                                                       ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                          509,265          (1,114,419)           (296,136)           (843,496)

PROVISION FOR INCOME TAXES                                         --                  --                  --                  --
                                                       ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        509,265          (1,114,419)           (296,136)           (843,496)

LOSS FROM DISCONTINUED OPERATIONS                                  --              (753,238)               --              (132,086)

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARY NET INCOME                                         --                  --                11,191                --
                                                       ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) APPLICABLE TO
     COMMON SHARES                                     $        509,265    $     (1,867,657)   $       (284,945)   $       (975,582)
                                                       ================    ================    ================    ================

NET INCOME (LOSS) PER COMMON SHARE
     Continuing Operations - Basic                     $           0.00    $          (0.01)   $          (0.00)   $          (0.01)
                                                       ================    ================    ================    ================
     Continuing Operations - Diluted                   $           0.00    $           --      $           --      $           --
                                                       ================    ================    ================    ================
     Discontinued Operations - Basic                   $           0.00    $          (0.01)   $          (0.00)   $          (0.01)
                                                       ================    ================    ================    ================
     Discontinued Operations - Diluted                 $           0.00    $           --      $           --      $           --
                                                       ================    ================    ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                1,528,962,327          93,101,624       2,342,834,778         124,387,175
                                                       ================    ================    ================    ================
     Diluted                                             10,000,000,000                --                  --                  --
                                                       ================    ================    ================    ================

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                   2008              2007
                                                              ------------      ------------
Balance at beginning of the period                            $ (1,096,000)     $   (376,559)

Unrealized (loss) on securities available for sale:
       Unrealized (loss) arising during the period                  (9,246)         (996,350)
       Less: reclassification adjustment for gains (losses)
             included in net income (loss)                          (9,741)          225,113
                                                              ------------      ------------
   Net change for the period                                       (18,987)         (771,237)
                                                              ------------      ------------
Balance at end of the period                                  $ (1,114,987)     $ (1,147,796)
                                                              ============      ============

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                2008             2007
                                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                        $   509,265      $(1,114,419)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation of fixed assets and amortization of intangibles                               4,504            6,822
       Amortization of prepaid finance costs                                                     72,396          130,313
       Amortization of discount on debt conversion                                            1,238,514        2,858,845
       Beneficial interest on issuance of stock                                                 293,951             --
       (Gain) loss on sales of securities available for sale                                    (10,239)         225,113
       Interest and dividends earned on investments                                            (110,659)        (100,076)
       Non-cash consulting revenues earned                                                         --         (1,120,000)
Gain on revaluation of derivatives                                                           (2,591,292)      (1,293,563)
       Issuance of common stock for services                                                      6,000             --
   Changes in certain assets and liabilities:
       (Increase) in accounts and notes receivable                                              (84,588)            --
       (Increase) in prepaid expenses and other assets                                           (2,397)         (42,229)
       Increase in accounts payable and accrued liabilities                                     379,085          332,910
       (Decrease) in deferred revenues                                                             --            (37,500)
       Increase in related party liabilities                                                     86,331           57,153
                                                                                            -----------      -----------
   Total cash (used in) operating activities                                                   (209,129)         (96,631)
                                                                                            -----------      -----------

Net loss from discontinued operations                                                              --           (753,238)
   Net effect on cash flow from spin-off of discontinued operations                                --            584,166
                                                                                            -----------      -----------

   Total cash (used in) operating activities of discontinued operations                            --           (169,072)
                                                                                            -----------      -----------

       Total cash (used in) operating activities                                               (209,129)        (265,703)
                                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                              --             (4,707)
   Increase in costs of trademarks and other intangibles                                         (9,160)          (7,701)
   Net proceeds from sales of securities available for sale                                      20,737          182,378
   Investment in securities and loans in unaffiliated companies                                 (77,250)         (25,000)
   Net redemption of principal and interest on marketable securities                          4,913,964           (1,079)
   Net effect on cash flow from consolidation of majority owned investment                     (622,151)            --
                                                                                            -----------      -----------
   Total cash provided by investing activities from continuing operations                     4,226,140          143,891
                                                                                            -----------      -----------

   Adjustments to reconcile total cash (used in) investing activities from
   discontinued operations                                                                         --             (6,272)
                                                                                            -----------      -----------

       Total cash provided by investing activities                                            4,226,140          137,619
                                                                                            -----------      -----------

     See accompanying notes to condensed consolidated financial statements.

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                     2008             2007
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                                             5,660,000             --
   Repayment of short term borrowings                                             (1,746,968)            --
   Repayment of convertible debentures                                            (4,796,510)            --
                                                                                 -----------      -----------
   Total cash (used in) financing activities                                        (883,478)            --
                                                                                 -----------      -----------

   Adjustments to reconcile total cash provided by financing activities from
   discontinued operations                                                              --            154,000
                                                                                 -----------      -----------

   Total cash provided by (used in) financing activities                            (883,478)         154,000
                                                                                 -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,133,533           25,916
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       79,919           31,235
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 3,213,452      $    57,151
                                                                                 ===========      ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                              $    36,825      $      --
                                                                                 ===========      ===========
   Income taxes                                                                  $      --        $      --
                                                                                 ===========      ===========


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

                          IVOICE, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the nine months ended September 30, 2008:
---------------------------------------------

a) The Company issued 1,805,499,209 shares of Class A common stock to YA Global Investments, LP as repayment of principal on outstanding convertible debentures, valued at $778,751.

b) The Company issued 316,000,000 shares of Class A Common upon the conversion of 40,380 shares of Class B Common Stock.

c) The Company received 99,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $10,167 of convertible debentures receivable.

d) The Company exchanged $80,198 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

e) The Company received 151,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $12,080 of convertible notes receivable.

f) The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

g) The Company exchanged $59,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

h) The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn for legal services, valued at $6,000, related to continuation of work on patent prosecution.

For the nine months ended September 30, 2007:
---------------------------------------------

a) The Company issued 94,127,258 shares of Class A common stock to YA Global Investments, LP. (f/k/a Cornell Capital Partners) as repayment of principal on outstanding convertible debentures, valued at $290,250.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at September 30, 2008 and December 31, 2007 of $3,213,452 and $79,919, respectively.

Concentration of Credit Risk
----------------------------

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The cash equivalents are not insured. The Company has uninsured cash balances at September 30, 2008 and December 31, 2007 of $2,673,629 and $29,148,
respectively.

Marketable Securities
---------------------

Marketable securities consist of auction rate securities with auction reset periods less than 12 months and are stated at fair value. The cost of securities sold is based on specific identification. The Company had marketable securities at September 30, 2008 and December 31, 2007 of $5,900,990 and $10,814,954,
respectively.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Securities Available-for-sale
-----------------------------

The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss). The Company had securities available for sale at September 30, 2008 and December 31, 2007 of $709,083 and $676,272, respectively.

Fair Value of Financial Instruments
-----------------------------------

The Company estimates that the fair value of all financial instruments at September 30, 2008 and December 31, 2007, as defined in FAS 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (Loss) Per Share
-------------------------

FAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period. Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the nine months ended September 30, 2008 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Common stock equivalents for the nine months ended September 30, 2007, were not included in the computation of diluted EPS when the Company reported a loss because to do so would be anti-dilutive.

The shares used in the computations are as follows:

                                                                  Nine months ended September 30,
                                                                       2008              2007
                                                                 --------------    --------------
  Net income (loss) from continuing operations                   $      509,265    $   (1,114,419)
                                                                 ==============    ==============
  Net income (loss) from discontinued operations                 $          --     $     (753,238)
                                                                 ==============    ==============
  Minority interest in net income                                $          --     $         --
                                                                 ==============    ==============
Net income (loss) applicable to common shares                       $   509,265    $   (1,867,657)
                                                                 ==============    ==============

  Weighted average shares outstanding - basic                     1,528,962,327        93,101,624
                                                                 ==============    ==============
  Weighted average shares outstanding - diluted (see note)       10,000,000,000              --
                                                                 ==============    ==============

  Net income (loss) per common share outstanding:
      Continuing operations - basic                              $         0.00    $        (0.01)
                                                                 ==============    ==============
      Continuing operations - diluted                            $         0.00    $         --
                                                                 ==============    ==============
      Discontinued operations - basic                            $         0.00    $        (0.01)
                                                                 ==============    ==============
      Discontinued operations - diluted                          $         0.00    $         --
                                                                 ==============    ==============

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


The Company had common stock equivalents in excess of its authorized capital at September 30, 2008. As such, the maximum authorized shares of 10,000,000,000 is shown for diluted earnings per common share calculations. The Company had common stock equivalents of 50,302,311,111 at September 30, 2008.

Comprehensive Income (Loss)
---------------------------

FAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2008 and 2007, the Company has several items that represent comprehensive loss, and thus, has included a statement of comprehensive loss.

Reclassification of accounts in the prior period financial statements The Company has reclassified certain accounts in the statements of operations and statements of cash flows for the nine months ended September 30, 2007 to reflect the Spin-off of Thomas Pharmaceuticals, Ltd. The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". There has been no effect on net loss for the nine months ended September 30, 2007.

The Company has also reclassified the auction rate securities of $10,823,432 from Cash equivalents to Marketable Securities at September 30, 2007. This reclassification has no effect on the total assets of $12,978,830 at September 30, 2007 or total cash (used in) operating activities of continuing operations of $96,631 for the nine months ended September 30, 2007.

Derivative Liabilities
----------------------

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the nine months ended September 30, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures (f/k/a/ Cornell Convertible Debentures).

Recent Accounting Pronouncements
--------------------------------

In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity's accounting policy of the treatment of the costs, period of extension, and total costs incurred. FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

NOTE 2 - DISCONTINUED OPERATIONS

On November 21, 2007, iVoice completed the distribution of Thomas
Pharmaceuticals through the issuance of one share of Thomas Pharmaceuticals Class A common stock for every share of iVoice Class A common stock held on the record date of November 14, 2007.

The summarized results of operations for the nine months ended September 30, 2007 are as follows:

                     Revenues                        $    26,707
                     Cost of revenues                     90,976
                                                     -----------
                     Gross profit                        (64,269)
                     Operating expenses                  577,464
                                                     -----------
                     Operating loss                     (641,733)
                     Other expense                       111,505
                     Provision for income taxes              --
                                                     -----------
                     Net loss                        $  (753,238)
                                                     ===========

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007



Assets                           Level I     Level II     Level III      Total
                               ----------   ----------   ----------   ----------

Marketable securities          $5,900,990   $     --     $     --     $5,900,990
Securites available for sale      709,083         --           --        709,083
Notes receivable                     --        249,037         --        249,037
Convertible debentures               --        908,813         --        908,813
                               ----------   ----------   ----------   ----------
Total Assets                   $6,610,073   $1,157,850   $     --     $7,767,923
                               ==========   ==========   ==========   ==========

Short term loans               $     --     $3,913,032   $     --     $3,913,032
Convertible debentures               --      1,063,581         --      1,063,581
Derivative liabilities               --      1,824,195         --      1,824,195
                               ----------   ----------   ----------   ----------
Total Liabilities              $     --     $6,800,808   $     --     $6,800,808
                               ==========   ==========   ==========   ==========


NOTE 4 - MARKETABLE SECURITIES

At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. The Company had marketable securities at September 30, 2008 and December 31, 2007 of $5,900,990 and $10,814,954, respectively.


NOTE 5 - SECURITIES AVAILABLE FOR SALE

On January 6, 2006 and April 27, 2006, iVoice, Inc. purchased an aggregate of $550,000 of Thomas NJ Series B Convertible Preferred Stock. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, but are limited to voting rights to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The accounts are valued at the initial stated value

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

plus earned dividends. At September 30, 2008 and December 31, 2007, the total balance is $693,552 and $652,264, respectively.

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided "general corporate finance advisory and other similar consulting services" for a period of six (6) months from the date of the agreement. At September 30, 2008, the book value of these securities is $1,120,000 and the market value is $3,600. The cumulative unrealized loss of $1,116,400 is included in the Other Comprehensive Income (Loss).

During the nine months ended September 30, 2008, the Company received an aggregate of 99,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $8,928 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the nine months ended September 30, 2008, the Company sold 71,240,000 shares for a net proceeds of $13,304. The book value of the remaining shares is $2,269 and the market value is $2,836. The unrealized gain of $567 is included in the Other Comprehensive Income (Loss).

On March 10, 2008 and May 21, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Convertible Promissory Note receivable dated March 5, 2008. During the nine months ended September 30, 2008, the Company sold 68,304,970 shares for a net proceeds of $8,149. The book value of the remaining shares is $6,615 and the market value is $8,270 at September 30, 2008. The unrealized gain of $1,655 is included in the Other Comprehensive Income (Loss).

On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Convertible Promissory Note receivable dated March 5, 2008. During the nine months ended September 30, 2008, the Company sold 1,556,700 shares for a net proceeds of $910. The book value of the remaining shares is $12,942 and the market value is $12,133 at September 30, 2008. The unrealized loss of $809 is included in the Other Comprehensive Income (Loss).

Cash receipts from the sales of the securities are deposited in short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At September 30, 2008, the unremitted balance in the money market fund at our broker was $1,634.

As of September 30, 2008, the aggregate book value of these securities was $1,837,012 before elimination, the market value was $709,083 and the cumulative unrealized loss was $1,114,987. At September 30, 2008, the balance of the iVoice Technology securities are eliminated in consolidation.

NOTE 6 -PROMISSORY NOTES RECEIVABLE

On February 4, 2008, iVoice Technology advanced $30,000 to Atire Technologies, Inc., an acquisition candidate, in the form of a Promissory Note, due February 4, 2010, at an interest of 8% per annum. The terms of the note provided deferred payments of interest only starting on July 4,

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

2008 and principal and interest payments starting on October 4, 2008. As of September 30, 2008, the remaining principal balance due on the note is $28,290 plus accrued interest of $592.

On March 5, 2008, the Company converted its outstanding accounts due from SpeechSwitch, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at September 30, 2008). During the nine months ended September 30, 2008, additional amounts were added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and May 21, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Promissory Notes Receivable. At September 30, 2008, the balance of the note is $69,976, which included accrued interest of $1,857.

On June 12, 2008, the Company converted its outstanding accounts due from Thomas Pharmaceuticals, Ltd. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at September 30, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At September 30, 2008, the balance of the note is $60,077, which included accrued interest of $775.

On June 13, 2008, the Company invested $77,250 in Small Cap Advisor, Inc, a wholly owned subsidiary of Thomas Pharmaceuticals, Ltd., in the form of a Promissory Note, at an interest of prime plus 1 percent per annum (6% at September 30, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of September 30, 2008, the balance due on the note is $90,694, which included accrued interest of $1,444.


   The amounts due at September 30, 2008 are as follows:

             Atire Technologies, Inc.                           $    28,290
   SpeechSwitch, Inc.                                                69,976
             Thomas Pharmaceuticals, Ltd.                            60,077
             Small Cap Advisors, Inc.                                90,694
                                                                  ---------
                  Total amounts due                                 249,037
             Less long term portion                                  (7,179)
                                                                  ---------
                  Total current portion                           $ 241,858
                                                                  =========

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


NOTE 7 - CONVERTIBLE DEBENTURES RECEIVABLE

During 2006 and 2007, the Company purchased an aggregate of $710,000 of Thomas NJ Secured Convertible Debentures. The holders of these debentures are entitled to receive interest of 10%, compounded quarterly. Thomas NJ can redeem a portion or all amounts outstanding under the Convertible Debentures at any time upon thirty (30) business days advanced written notice. The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest. The Company may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but they cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion. During the nine months ended September 30, 2008, the Company converted $8,928 of principal into 99,600,000 shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price of $.00008. The debentures are valued at the principal value plus accumulated interest. At September 30, 2008, the total balance is $908,813, which includes accrued interest.

NOTE 8 - CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY AND MINORITY INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology's Series A 10% Convertible Preferred Stock for $1,444,444. The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary. iVoice Technology had a deficit net worth prior to consolidation with iVoice and as such, iVoice was required to record a discount on investment in subsidiary in the amount of $1,792,325 in consolidation. iVoice is also required to recognize the minority shareholders' interest in net income equal to 30% of the net profit of iVoice Technology. For the nine months ended September 30, 2008, iVoice Technology reported an accumulated net loss of $145,759 and as such, there is no minority shareholders' interest in net income for the period.

NOTE 9 - SHORT TERM LOANS PAYABLE

On March 7, 2008 and May 8, 2008, the Company received an aggregate of $5,660,000 from two Express Creditline Loans from Smith Barney that are collateralized by the proceeds available from the

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


sales of the auction rate preferred shares ("ARPS") discussed in Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS is sold, a portion of the proceeds is applied to pay down the short term loan and the balance is forwarded to the Company. During the nine months ended September 30, 2008, $5,275,000 of the ARPSs were sold of which approximately $1,752,000 was applied to the outstanding loan and accrued interest and the balance was remitted to the Company. As of September 30, 2008 the remaining balance of the loan is $3,913,032.

NOTE 10  - CONVERTIBLE DEBENTURES PAYABLE

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5% (see Note 15). This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs discussed above. As of September 30, 2008, the unpaid balance of accrued interest was $799,139.

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. During the nine months ended September 30, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 is charged to the Statement of Operations as beneficial interest. As of September 30, 2008, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $274,185.

On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

On April 16, 2007, iVoice Technology issued a Secured Convertible Debenture dated March 30, 2007 to YA Global Investments for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into iVoice Technology's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. On March 14, 2008, iVoice Technology and YA Global Investments agreed that iVoice Technology would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

$691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of iVoice Technology's common stock during the 30 trading days immediately preceding the conversion date. No conversions can be made prior to November 1, 2008. As of September 30, 2008, the outstanding balance on the Convertible Debenture was $186,557, plus accrued interest of $15,333.

The aggregate principal value of the remaining debentures at September 30, 2008 is $1,353,457. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $289,876. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 11 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,657,821.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                                At Issue             At 9/30/08
                                                --------             ----------
        Fair market value of stock           $0.096 - $0.125          $ 0.00010
        Exercise price                       $0.086 - $0.113          $ 0.00007
        Dividend yield                            0.00%                 0.00%
        Risk free interest rate                   5.47%                 5.47%
        Expected volatility                 195.36% - 196.54%          310.52%
        Expected life                           2.00 years           3.00 years

On the iVoice Technology debentures, iVoice Technology determined that the conversion feature met the criteria of an embedded derivative, and therefore the conversion feature of their Debenture needed to be bifurcated and accounted for as a derivative. The fair value of the embedded conversion was estimated at the date of issuance using the Black-Scholes model with the following assumptions: risk free interest rate: 5.6%; expected dividend yield: 0%: expected life: 3 years; and volatility: 383.29%. The conversion feature of the debenture was recorded as a derivative liability. As such, in March 2007 the Company recorded the conversion options as a liability, recorded a debt discount of $700,000, and charged Loss on Valuation of Derivative for $492,403, resulting primarily from calculation of the conversion price. On March 14, 2008, a substantial portion of this debenture was redeemed and as of September 30, 2008, the estimated fair value is $166,374.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the nine months ended September 30, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $3,690,731.

In accordance with SFAS 133, SFAS 150, "Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity" and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount. The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the nine months ended September 30, 2008 was $1,840,677, which includes the acceleration of the debt discount on the redeemed debenture in iVoice and iVoice Technology.

NOTE 12 - RELATED PARTY ACCOUNTS

From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of September 30, 2008, the balances due to Mr. Mahoney where: a) loan of $2,295; b) accrued interest of $5,191; and c) deferred compensation is $255,138. The loan accrues interest at 9.5% per year on the unpaid balance. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology. The note bears interest at the rate of prime plus 2.0% per annum (7% at September 30, 2008) on the unpaid balance until paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either
(i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of September 30, 2008, the outstanding balance was $141,708, plus accrued interest of $79,867.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. A portion of Mr. Mahoney's compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of September 30, 2008, iVoice Technology has recorded $186,943 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney's compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (6% at September 30, 2008). During the nine months ended September 30, 2008 an additional $29,547 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Promissory Notes Receivable. At September 30, 2008, the balance of the note is $68,501 which includes accrued interest of $1,742. This transaction is eliminated in consolidation.

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash. The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of September 30, 2008, Mr. Mahoney is due $10,000, and no shares have been issued.

NOTE 13 - COMMON STOCK

Pursuant to the Company's certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a) Preferred Stock
------------------

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2008, no shares were issued or outstanding.

b) Class A Common Stock
-----------------------

Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of September 30, 2008, 2,602,173,527 shares were issued and 2,602,170,527 shares were outstanding.

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

For the nine months ended September 30, 2008, the Company had the following transactions in its Class A Common Stock:

1) The Company issued 1,805,499,209 shares of Class A common stock to YA Global, valued at $778,751 as repayment of principal on an outstanding convertible debenture valued at $484,800.

2) The Company issued 316,000,000 shares of Class A common stock upon conversion of 40,380 shares of Class B common stock, pursuant to the provisions of Class B common stock.

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

3) The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn, valued at $6,000 for legal services related to the prosecution of the portfolio of patents.

c) Class B Common Stock
-----------------------

Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued. Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote. Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock. Jerome R. Mahoney is the sole owner of the Class B common stock. As of September 30, 2008, there are 2,204,875 shares issued and 1,512,104 shares outstanding.

Pursuant to the conversion terms of the Class B Common stock, on September 30, 2008, the 1,512,104 outstanding shares of Class B common stock are convertible into 33,602,311,111 shares of Class A common stock.

d) Treasury Stock
-----------------

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

                          IVOICE, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

NOTE 15 - SUBSEQUENT EVENTS

During October 2008, the balance ($5.9 million) of the Auction Rate Securities were converted into cash and the proceeds were used to pay down the $3.9 million of short term debt and the balance of the proceeds were transferred into interest bearing accounts at the Company's bank. Management is in discussions with the Company's bank to move the funds into accounts that are highly liquid and that can provide the Company's with a reasonable rate of return.

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.'s Series A 10% Convertible Preferred Stock for $1,444,444. iVoice Technology, Inc. will use the proceeds from the sale of the stock to fund the repayment of convertible debt to YA Global Investments and to fund their acquisition programs. The holder of each share of iVoice Technology's Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK", iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary as of September 30, 2008.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Total sales for the nine months ended September 30, 2008 and 2007 were $125,152 and $1,233,602, respectively. Sales in 2008 include $35,164 of maintenance revenues of iVoice Technology and $89,988 of administrative services agreements. Sales in 2007 include $1,120,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $113,602.

Total operating expenses for the nine months ended September 30, 2008 and 2007, were $1,101,663 and $702,631, respectively, for an increase of $399,032. Of these increases, $361,385 is attributable to the expenses of iVoice Technology and the remaining increase of $37,647 is primarily comprised of increase in professional fees of $89,299 and increases in overhead and office expenses of the parent of $8,349. These increases are offset by decreases in Amortization of finance costs and depreciation expense of $60,001.

Total other income (expense) for the nine months ended September 30, 2008 was an income of $1,485,776. This total was primarily comprised of $3,690,731 gain on revaluation of the derivatives and $461,320 of interest income and other income which is offset by $1,840,677 amortization of the discount on debt and $825,598 of accrued interest expense on the YA Global notes and other debt . Total other income (expense) for the nine months ended September 30, 2007 was an expense of $1,645,390. This total was primarily comprised of $2,858,845 amortization of the discount on debt, $387,441 of accrued interest expense on the YA Global notes and other debt and $225,113 loss on sales of securities available for sale. These are offset by $1,293,563 gain on revaluation of the derivatives and $532,446 of interest income on the cash accounts and promissory notes receivable.

Net income from continuing operations for the nine months ending September 30, 2008 was $509,265. The net loss from continuing operations for the nine months ending September 30, 2007 was $1,114,419. The increase in net income of $1,623,684 was primarily due to the increased gain on revaluation of derivatives, on the repayment of the underlying debt, and the reduced amortization of the discount on debt offset by lower sales, increased operating expenses and increased interest expenses, as the result of the factors discussed above.

Net loss from discontinued operations for the nine months ended September 30, 2007 was $753,238. This operation had been experiencing reduced product sales and had curtailed spending to better manage their available resources.

As required by APB Opinion No. 18, the Company is required to record minority shareholders' interest in net income of iVoice Technology. For the nine months ended September 30, 2008, iVoice Technology reported a net loss of $145,759 and as such, the Company recorded no minority shareholders' interest for the period.

The total net income for the nine months ended September 30, 2008 was $509,265 as compared to the net loss of $1,867,657 for the nine months ended September 30, 2007. The increase in net income of $2,376,922 was the result of the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Total sales for the three months ended September 30, 2008 and 2007 were $46,448 and $317,825, respectively. Sales in 2008 include $9,786 of maintenance revenues of iVoice Technology and $36,662 of administrative services agreements. Sales in 2007 include $280,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $37,825.

Total operating expenses for the three months ended September 30, 2008 and 2007, were $325,601 and $227,148, respectively, for an increase of $98,453. Of these increases, $128,405 is attributable to the expenses of iVoice Technology and an increase in professional fees of $15,853. These increases are offset by net decreases in Amortization of finance costs and depreciation expense of $41,458 and decreases in overhead and office expenses of the parent of $4,347.

Total other income (expense) for the three months ended September 30, 2008 was an expense of $16,983. This total was primarily comprised of $117,618 of accrued interest expense on the YA Global notes and other debt and $81,757 amortization of the discount on debt which are offset by $65,927 gain on revaluation of the derivatives and $116,465 of interest and other income. Total other income (expense) for the three months ended September 30, 2007 was an expense of $934,173. This total was primarily comprised of $866,435 amortization of the discount on debt, $128,900 of accrued interest expense on the YA Global notes and other debt and $139,879 loss on sales of securities available for sale. These are offset by and $182,607 of interest income on the cash accounts and convertible debentures receivable and.$18,434 gain on revaluation of the derivatives.

Net loss from continuing operations for the three months ending September 30, 2008 and 2007 was $296,136 and $843,496, respectively. The decrease in net loss of $547,360 was primarily due to the decrease in amortization of the discount on debt and increased gain on revaluation of derivatives, on the repayment of the underlying debt, and offset by lower sales and increased operating expenses, as the result of the factors discussed above.

Net loss from discontinued operations for the three months ended September 30, 2007 was $132,086. This operation had been experiencing reduced product sales and had curtailed spending to better manage their available resources.

As required by APB Opinion No. 18, the Company is required to record minority shareholders' interest in net income of iVoice Technology. For the three months ended September 30, 2008, iVoice Technology reported a net loss of $182,062 and as such, the Company recorded a reversal of prior period minority shareholders' interest income for the current period.

The total net loss for the three months ended September 30, 2008 and 2007, was $284,945 and $975,582, respectively. The decrease in net loss of $690,637 was the result of the factors discussed above.

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

At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares ("ARPS") which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Our auction rate securities are all AAA rated. Until February 2008, the auction rate securities market was highly liquid. Starting the week of February 11, 2008, a substantial number of auctions "failed," meaning that there was not enough demand to sell the entire issue at auction. The immediate effect of a failed auction is that holders cannot sell the securities and the interest or dividend rate on the security generally resets to a "penalty" rate. In the case of a failed auction, the auction rate security is deemed not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. We do not intend to hold these securities to maturity, but rather to use the interest rate reset feature to provide the opportunity to maximize returns while preserving liquidity. Because of the failed Dutch auctions, the Company was unable to sell these securities to meet current operating obligations. With the assistance of Smith Barney, the Company was able to obtain an Express Creditline Loan which is collateralized by the proceeds available from the sales of the auction rate securities. On March 7, 2008 and May 8, 2008, the Company received $5,660,000 from the Express Creditline account and deposited the funds in our operating bank accounts to ensure current liquidity. During the nine months ended September 30, 2008, $5,275,000 of the ARPSs were sold of which approximately $1,752,000 was applied to the outstanding loan and accrued interest and the balance was remitted to the Company.

During the nine months ended September 30, 2008, the Company had a net increase in cash of $3,133,533. The Company's principal sources and uses of funds in the nine months ended September 30, 2008 were as follows:

CASH FLOWS FROM OPERATING ACTIVITIES. The Company used $209,129 in cash from continuing operations in the nine months ended September 30, 2008, an increase of $112,498 compared to $96,631 in cash used for continuing operations in the nine months ending September 30, 2007. This increase was primarily attributed to the increase in cash operating expenses offset by favorable changes in accounts payable, deferred revenues and related party accounts.

The net effect on cash flows from operating activities by the discontinued operations for the nine months ending September 30, 2007 was a decrease of $169,072 as the operations were struggling with their liquidity.

CASH FLOWS FROM INVESTING ACTIVITIES. The Company had a net increase in funds from investing activities of $4,226,140 for the nine months ended September 30, 2008. This was primarily due to the net redemption of marketable securities of $4,913,964. These proceeds are offset by the net effect of the consolidation of iVoice Technology of $622,151. The Company had invested $1.4 million in iVoice Technology's Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company used $883,478 in cash for financing activities in the nine months ended September 30, 2008. The funds provided from the Smith Barney Credit Line of $5,660,000 were used to pay down the YA Global convertible debentures of $4,796,510. In addition, $1,746,968 of the proceeds of the sales of the ARPSs was used to repay the Smith Barney Credit Line.

The net effect on cash flows from financing activities from the discontinued operations was an increase in cash of $154,000 for the nine months ending September 30, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition.

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

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the nine months ended September 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has no material changes in its contractual obligations during the nine months ended September 30, 2008.

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

ITEM 4T - CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

     a) The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

     b) The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


iVoice, Inc.

By: /s/ Jerome R. Mahoney                           Date: November 19, 2008
    ---------------------------
Jerome R. Mahoney, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

31.1  Rule 13a-14(a)/15d-14(a) Certifications.
32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 of the Sarbanes-Oxley Act Of 2002.