Form 10-K
period 2008-12-31
IVOICE, INC /NJ
filed 2009-04-15
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

❒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-29341

iVoice, Inc. (Name of small business issuer in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	51-0471976 (I.R.S. Employer Identification No.)

750 Highway 34, Matawan, NJ (Address of principal executive offices)	07747 (Zip Code)

Issuer's telephone number (732) 441-7700

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: Class A Common, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ❒ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ❒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❒ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Large Accelerated filer ❒                            Accelerated filer  ❒    Non-accelerated filer ❒                 (Do not check if a smaller reporting company)  Smaller reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒ No ☒

Issuer's revenues for its most recent fiscal year. $173,424

As of April 13, 2009, the Registrant had 2,602,170,527 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 based upon the average bid and ask prices on that date was $515,350.

As of April 13, 2009, the Registrant had no shares of Class B, no par value per share, common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ❒  No ☒

PART I

Item 1. Description of Business.

Background

Our corporate configuration is the result of a number of separate transactions over the past several years. On May 21, 1999, International Voice Technologies, Corp., a Delaware corporation, merged with and into Visual Telephone International, Inc. Visual Telephone changed its name to iVoice.com, Inc. and we changed our NASD OTC Bulletin Board trading symbol to “IVOC.”

On April 25, 2003, we formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, we changed our state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

On February 2, 2004 and August 5, 2005, we spun out four of our operating companies by distributing special dividends to our shareholders of shares of Class A Common Stock of our three wholly owned subsidiaries, Trey Resources Inc, iVoice Technology Inc, Deep Field Technologies Inc and SpeechSwitch Inc.

In May 2005, we formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey to facilitate future acquisitions made by us.

On January 6, 2006, iVoice Acquisition Corporation entered into an Agreement and Plan of Merger with Thomas Pharmaceuticals Ltd., a New York corporation (“Thomas NY”), Farris M. Thomas, Jr., an individual (“Thomas”), John E. Lucas, an individual (“Lucas”) Richard C. Brogle, (“Brogle”), Nina Schwalbe, an individual, (“Schwalbe”), John H. Kirkwood, an individual (“Kirkwood”), and Maureen Gillespie, an individual (“Gillespie”) (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the “Thomas Shareholders”). Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of us, Thomas NJ. The Thomas Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock (“Series A Preferred Stock”) shares. In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

On March 6, 2006, we formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey.  This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing asset of ours..

On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the “Amendment”) to effect a one for two hundred reverse stock split (the “Reverse Split”). The Reverse Split took effect on April 27, 2006 and the trading symbol of our Class A Common Stock was changed to “IVOI”.

On November 14, 2007, we spun off our Thomas Pharmaceuticals subsidiary by distributing a special dividend to our shareholders of shares of Class A Common Stock of Thomas Pharmaceuticals Ltd.

Significant Events During Fiscal 2008

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 441-7700.  Our common stock is quoted on the NASD OTC Bulletin Board under the trading symbol “IVOI.”

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

We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value.  As an example, in January 2006, we acquired the New York City based Thomas Pharmaceuticals Ltd (“Thomas”), which develops and markets over the counter non-prescription healthcare products. Thomas’ 1st product focuses on the high-end, branded consumables market, with a calcium-enriched, sugar free, anti-gas antacid tablet.

In March 2008, we invested $1.4 million in iVoice Technology (OTC Bulletin Board: IVOT) which is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues.

We announced additional plans to enter the alternative energy sector.  Our previous negotiations to acquire the rights to build and operate biodiesel production facilities in Richmond, Virginia and in central Long Island, New York have not been successful. We have curtailed our efforts to identify additional opportunities at this time.

Dividends / Spin-Offs:

In the last sixty months, we have successfully spun-off five subsidiaries through special dividends to our shareholders.

Trey Resources, Inc.: In February 2004, our shareholders received one share of Trey Resources for every 1,793 of our shares held by such shareholder and was spun-off from us.  Following the spin-off, Trey Resources became a publicly held company and we no longer held any stock of Trey. Trey Resources closed on its first acquisition in June 2004 by acquiring an operating company with sales of over $2 million. Since that time, Trey has acquired two companies, hired the management of a third company, and grown from no sales to revenues at a current operating rate of nearly $8 million per annum.

iVoice Technology, Inc.: On August 5, 2005, we spun-off iVoice Technology, Inc. to our shareholders, to unlock the value in our interactive voice recognition (IVR) software technology. iVoice Technology later became involved in becoming a “green” technology company.

Deep Field Technologies, Inc.: On August 5, 2005, we spun-off Deep Field Technologies Inc. to our shareholders, to unlock the value in its Unified Messaging software technology.  Deep Field later merged with AutoMart, a China based joint venture recently formed between Beijing Silver Harbor Car Service Center and Mayflower Auto Group, LLC. AutoMart business focuses on automobile after-sales services, including maintenance and repairs, insurance, parts sales, interior furnishings, care products, tires, and windshields in the People's Republic of China.

SpeechSwitch, Inc.: On August 5, 2005, we spun-off SpeechSwitch, Inc. to our shareholders, to pursue a strategy designed to unlock the value in our speech recognition software.  The assets that became part of SpeechSwitch included the Speech SDK, Speech Enabled Auto Attendant, Name Dialer, plus two issued patents and two patents pending.

Thomas Pharmaceuticals, Ltd.: On November 14, 2007, we spun-off Thomas Pharmaceuticals to our shareholders pursuant to the wishes of the Thomas Pharmaceuticals Series A Convertible Preferred shareholders.

Our strategy for our spin-off business is to create value for our shareholders from the shares of the business distributed to our shareholders.  The strategy of acquiring and developing new businesses and subsequently distributing the shares of these businesses to our shareholders has various uncertainties.  We must first identify a business and/or a company that we can develop.  We then fund the business and after the business can be operated independently, we seek to distribute the shares of the business to our shareholders.  This incubation process has many uncertainties, which include identifying target businesses and negotiating the acquisition; successfully integrating the new businesses and profitably managing the operations; responding to competition for acquisition candidates; and the degree of success of the acquired business, any of which could have a material adverse effect on our condition and results of operations.  In addition, this business strategy also creates risks, which include diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a material adverse effect on our condition and results of operations.

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

Administrative Service Agreements

In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology, SpeechSwitch and Thomas Pharmaceuticals have individually entered into temporary administrative services agreement with us. Under the terms of these agreements, , iVoice provides the companies with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the companies need transitional assistance and support. These agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by us or can provide these services for itself.

Patents and Trademarks

To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally.  Of the patent applications we have filed, four (4) patents have been awarded.

In March 2004 we announced that we had entered into a technology licensing agreement with GlynnTech Inc., to serve as our licensing agent for speaking product packaging technology. GlynnTech Inc. has been involved in licensing of a variety of technologies for more than thirty years. Besides representing such diverse successful products as the SuperSoaker® Watergun and the RotoWrench®, Glynn has successfully licensed or sold more than thirty-four patents in the field of containers and packaging. We believe GlynnTech can help us unlock the potential of the pending applications.

Following the formation and spin out of SpeechSwitch, Inc. in August 2005, we transferred our legal rights to four of the Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc.

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

We have eight remaining patent applications in our portfolio.  These applications include the “Voice Activated Voice Operated Copier”, the “Voice Activated Voice Operational Universal Remote Control”, the “Wirelessly Loaded Speaking Medicine Container”, the “Wirelessly Loaded OTC Speaking Medicine Container”, the “Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology”, the “Product Identifier and Receive Spoken Instructions”, the “Pedestrian Air Bag Device” and the “Traffic Signal System with Countdown Signaling and with Advertising and/or News Message”.

We have been developing proprietary technology for eight years.  Developing and licensing proprietary technology has various uncertainties, which include, our ability to protect the intellectual property for our technology; obtaining patents that are broad enough to prevent competitors from introducing similar products on the market; unintentionally infringing on the proprietary rights of others; and receiving approval from the United States Patent and Trademark Office, or the USPTO, for the twelve patent applications that we have outstanding.

We were awarded three patents by the USPTO in 2003 and 2004.  Two of these patents were transferred to SpeechSwitch, Inc. as part of the spin off in 2005. The third patent for the Voice Activated/Voice Response Item Locator was sold to Lamson Holdings LLC in July 2006 along with the three other patent applications related to voice activated applications for product locating systems. The development and licensing of such patents has created shareholder value as demonstrated by the spinoff of SpeechSwitch, Inc. and from the sales of patents to Lamson Holding LLC.  Our ability to continue to develop and license unique technologies and to license and sell these technologies will have a significant impact on our prospects for the future.

In Fiscal Year 2006, the USPTO reported that it “received in excess of 440,000 patent applications in 2006, a record number.”  The USPTO also reports that their “examiners completed 332,000 patent application in 2006” and approved 54% of these.  Patent activity is robust as companies and individuals look to protect their inventions and unique technologies by filing patent applications at a record pace.

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

New Products

We are working with GlynnTech, Inc. to identify viable products and/or services that may be derived from our work on the various patents, such as the “Speech Enabled Voice Activated/Voice Responsive Item Locator”, “Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology” and the “Wirelessly Loaded Speaking Medicine Container”.

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

Government Regulation

We may be subject to licensing and regulation by a number of authorities in their respective state or municipality. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

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

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Forward Looking Statements - Cautionary Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

As of December 31, 2008, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2008, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the five operating subsidiaries. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the success of identifying and completing mergers and acquisitions, particularly in light of our limited history;

•	the introduction of competitive products by different or new competitors;

•	reduced demand for any given product;

•	difficulty in keeping current with changing technologies;

•	unexpected delays in introducing new products, new product features and services;

•	increased or uneven expenses, whether related to sales and marketing, product development or administration;

•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects;

•	seasonality in the end-of-period buying patterns of foreign and domestic software markets;

•	the market's transition between operating systems; and

•	costs related to possible acquisitions of technology or businesses.

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

Due to the risks inherent in developing new products and technologies—limited financing, competition, obsolescence, loss of key personnel, and other factors—we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so.  Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

•	the percentage of shares outstanding that will be held by these holders upon conversion will increase accordingly,

•	such increased share issuance, in addition to a stock overhang of an indeterminable amount, may depress the price of our Class A Common Stock, and

•	the sale of a substantial amount of convertible debentures to relatively few holders could effectuate a possible change in control of the Company.

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

Our future success depends in part on our ability to protect the intellectual property for our technology by obtaining patents.  We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets.  To date, we have filed fifteen patent applications for internally developed applications with the U.S Patent and Trademark Office.  Of the patent applications we have filed, we have been awarded four patents.  In August 2005, we transferred four of our Speech-Enabled Automatic Telephone Dialer patents to SpeechSwitch, Inc. and in March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC. We have eight remaining patent applications related to wirelessly loaded speaking medicine containers and consumer products, voice activated copiers and universal remote controls, pedestrian airbag, product identifier receiving wireless directions and our “Traffic Signal System with Countdown Signaling with Advertising and/or News Message”.  No assurances can be given that these remaining patent applications will be approved.

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

We will seek to expand our operations through the acquisition of additional businesses.  We may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the our condition and results of operations.  In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially.  Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.  Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth.  While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, we has no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.

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

As of March 20, 2009, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 53% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock).  Mr. Mahoney is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of us.

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

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the Company’s limited number of employees, which is a  material weakness in internal controls , and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud.  Inferior internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock.  Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.  Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company’s administrative employees are capable of following its disclosure controls and procedures effectively.

We have made a distribution of shares of Class A Common Stock of Trey Resources, Inc. to our shareholders, which may result in our President, Chief Executive Officer and Director having conflicts of interest, and we do not have any formal procedure for resolving any such conflicts in the future.

Following the distribution to our shareholders of shares of Class A Common Stock of Trey Resources, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now serving as Non-executive Chairman of the Board of Trey Resources and has the right to convert approximately $1,000,000 of indebtedness into approximately 1,000,000 shares of Class B common stock of Trey Resources, which are convertible into an indeterminable number of shares of Class A common stock of Trey Resources.  This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for Trey Resources.  Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between Trey Resources and us.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public’s perception of us following the distribution.  Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

We have made a distribution of shares of Class A Common Stock of iVoice Technology, Inc. to our shareholders, which may result in our President, Chief Executive Officer and Director having conflicts of interest, and we do not have any formal procedure for resolving any such conflicts in the future.

Following the distribution to our shareholders of shares of Class A common stock of iVoice Technology, our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now also serving as President, Chief Executive Officer and Director of iVoice Technology and has the right to convert $396,678 of indebtedness into 396,678 shares of Class B common stock of iVoice Technology, which are convertible into an indeterminable number of shares of Class A common stock of iVoice Technology.  This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for iVoice Technology.  Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice Technology and us.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public’s perception of us following the distribution.  Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

We have made a distribution of shares of Class A Common Stock of SpeechSwitch, Inc. to our shareholders, which may result in our President, Chief Executive Officer and Director having conflicts of interest, and we do not have any formal procedure for resolving any such conflicts in the future.

Following the distribution to our shareholders of shares of Class A common stock of SpeechSwitch, our President, Chief Executive Officer and Director, Jerome R. Mahoney, will have the right to convert approximately $400,000 of indebtedness into approximately 400,000 shares of Class B common stock of SpeechSwitch, which are convertible into an indeterminable number of shares of Class A common stock of SpeechSwitch.  This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for SpeechSwitch.  Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between SpeechSwitch and us.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public’s perception of us following the distribution.  Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

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

The price of our stock may be affected by a limited trading volume and may fluctuate significantly

There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue.  An absence of an active trading market could adversely affect our shareholders’ ability to sell our Class A common stock in short time periods, or possibly at all.  Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

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

•	With a price of less than $5.00 per share

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding.  Issuance of these shares will have the effect of diluting the equity interest of our existing shareholders and could have an adverse effect on the market price for our Class A common stock.  As of December 31, 2008, 30,000,000 shares have been reserved for conversion of warrants pursuant to the Investor Registration Rights Agreement entered into with YA Global Investments and there are 250,000 shares remaining available for issuance under the 2005 Stock Incentive Plan.  Otherwise, 7,367,579,473 shares of Class A common stock, reserved for possible future issuance.

Reports to Security Holders

We are a "reporting company" under the Securities Exchange Act of 1934, as amended and we file reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and as required, files reports on Form 8-K.

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

Our primary facility is located at 750 Highway 34, Matawan, New Jersey and consist of approximately 3,500 square feet of space.  Our space is leased on a month-to month basis at a monthly rent of $4,000.   We use our facilities to house our corporate headquarters and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlord and believe that our current facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings.

We are subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol “IVOI.”  The following table shows the high and low closing prices for the periods indicated.

	High	Low
2007

First Quarter	$0.0190	$0.0095
Second Quarter	$0.0160	$0.0053
Third Quarter	$0.0069	$0.0012
Fourth Quarter	$0.0096	$0.0011

2008

First Quarter	$0.0015	$0.0005
Second Quarter	$0.0005	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0003	$0.0001

Holders of Common Equity.

As of April 13, 2009, the number of record holders of our common shares was approximately 766.

Dividend Information.

To date, we have never paid a cash dividend and we do not expect to pay dividends in the foreseeable future.

Sales of Unregistered Securities.

In the year ending December 31, 2008, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

•	The Company issued 1,805,499,209 shares of Class A common stock to YA Global Investments as repayment of principal and accrued interest on an outstanding convertible debenture, valued at $778,751.

•	The Company issued 316,000,000 shares of Class A common stock upon conversion of 40,380 shares of Class B common stock, pursuant to the provisions of Class B common stock.

•	The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn for legal services, valued at $6,000, related to continuation of work on patent prosecution

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

As of December 31, 2008, we had 2,602,173,527  shares of Class A common stock issued and 2,602,170,527 shares outstanding.

Class B Common Stock

Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had previously issued our Class A Common Stock since the Class B Common Stock were issued.  Every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock held by that holder, had all of the outstanding Class B Common Stock held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election.  With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock shall vote together with Class A Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law.  There shall be no cumulative voting by shareholders.  Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock, had all of the outstanding Class B Common Stock been converted on the record date established for the purposes distributing any dividend or other shareholder distribution. Jerome R. Mahoney is the sole owner of the Class B common stock of which there are 50,000,000 shares authorized, 2,204,875 shares issued, 1,512,104 shares outstanding and 692,771 shares retired as of December 31, 2008.  As of December 31, 2008, these shares of Class B Common Stock were convertible into 33,602,311,111 shares of Class A common stock. Following the redemption of the Class B common stock on March 11, 2009, there are no shares of Class B Common Stock outstanding.

Options and Warrants

On May 25, 2006, we issued warrants to YA Global Investments (f/k/a/ Cornell Capital Partners) to purchase 30,000,000 shares of our Class A common stock. These warrants have exercise prices ranging from $0.30 per share to $0.50 per share, with a weighted average exercise price of $0.40 per share.  These warrants expire on May 25, 2011.

Stock Incentive Plans

2005 Stock Incentive Plan

On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

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

For the years ended December 31, 2008 and 2007, no shares were granted under the 2005 Plan.

Debt

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs. As of December 31, 2008, the unpaid balance of accrued interest was $799,139.

On May 25, 2006, the Company issued to YA Global a $1,250,000 (“Debenture Number CCP-1”) secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 is charged to the Statement of Operations as beneficial interest. As of December 31 2008, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $319,916.

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

On February 21, 2008, the Company entered in an Amendment Agreement with YA Global to: a) extend the maturity date of Debenture Number CCP-1 until May 25, 2011, b) to raise the interest rate on Debenture Number CCP-1 to 15% per annum and c) to change the conversion price to 70% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date.

On December 1, 2008, the Company notified YA Global that there was a dispute regarding the final balance of principal and accrued interest for Convertible Debentures with YA Global. This dispute dates back to written commitments and verbal reconfirmations made to the Company by YA Global in respect to the Company’s unreimbursed losses on the investment in Corporate Strategies. The Company proposed a settlement of $300,000 to settle the disputed balance, but the settlement is still pending at the time of this filing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Overview

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  iVoice Technology, Inc. used the proceeds from the sale of the stock to fund the repayment of convertible debt to YA Global Investments and to fund their acquisition programs. The holder of each share of iVoice Technology’s Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

Total sales for the years ended December 31, 2008 and 2007 were $173,424 and $1,276,761, respectively. Sales in 2008 include $46,773 of recurring maintenance contracts and new anti-vibration product revenues of iVoice Technology and $126,651 of administrative services agreements. Sales in 2007 include $1,120,000 of consulting revenues earned on the Deep Field agreement and revenues from the administrative services agreements of $156,761. The consulting revenues from the Deep Field agreement are not expected to be repeated in future periods.

Cost of sales for the year ended December 31, 2008 were $746. The costs represent the direct material and labor costs for the anti-vibration products produced by iVoice Technology’s out-sourced manufacturer.

Total operating expenses for the years ended December 31, 2008 and 2007, were $1,410,840 and $957,962, respectively, for an increase of $452,878.  Of these increases, $461,620 is attributable to the expenses of iVoice Technology, professional fees increased $109,474 and overhead and office expenses of the parent increased by $13,325. These increases are offset by decreases in amortization of finance costs and depreciation expense of $103,616 and decreases in rent of $27,925 on the consolidation into smaller space in the home office.

Total other income (expense) for the year ended December 31, 2008 was an expense of $1,326,839. This total was primarily comprised of $1,959,745 amortization of the discount on debt conversion, $2,982,833 fair value adjustment on the impairment of several investments and $880,618 of accrued interest expense on the YA Global notes and other debt. These amounts are offset by $3,854,935 gain on revaluation of the derivatives, $543,244 of interest income and $98,178 of other income primarily from the iVoice Technology settlement with YA Global. Total other income (expense) for the year ended December 31, 2007 was an expense of $2,702,067. This total was primarily comprised of $3,725,279 amortization of the discount on debt, $481,156 of accrued interest expense on the YA Global notes and other debt and $314,273 loss on sales of securities available for sale. These are offset by $1,131,305 gain on revaluation of the derivatives and $686,760 of interest income on the cash accounts and promissory notes receivable.

Net loss from continuing operations for the year ending December 31, 2008 was $2,565,001. The net loss from continuing operations for the year ending December 31, 2007 was $2,383,268. The increase in net loss of $181,733 was primarily due to the loss on the fair value adjustment on investments, lower sales, increased operating expenses and increased interest expenses, offset by increased gain on revaluation of derivatives on the repayment of the underlying debt and the reduced amortization of the discount on debt as the result of the factors discussed above.

Net loss from discontinued operations for the year ended December 31, 2007 was $765,833. This operation had been experiencing reduced product sales and had curtailed spending to better manage their available resources.

As required by APB Opinion No. 18, the Company is required to record minority shareholders’ interest in net income (loss) of iVoice Technology.  For the year ended December 31, 2008, iVoice Technology reported a net loss of $115,012 and as such, the Company recorded no minority shareholders’ interest for the period.

The total net loss for the year ended December 31, 2008 was $2,565,001 as compared to the net loss of $3,149,101 for the year ended December 31, 2007.  The decrease in net loss of $584,100 was the result of the factors discussed above.

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

During the years ended December 31, 2008 and 2007, we had incurred net losses from continuing operations of $2,565,001 and $2,383,268, respectively, and had cash flow deficiencies from continuing operations of $203,554 and $174,729, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We anticipate that our operations will require at least $700,000 for the next 12 months.  These expenses are anticipated to consist of the following: payroll and benefits of $400,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the year ended December 31, 2008, we had a net increase in unrestricted cash and cash equivalents of $3,362,671. During the year ended December 31, 2007, we had a net increase in cash and cash equivalents of $48,684. The Company’s principal sources and uses of funds in the years ended December 31, 2008 and 2007 were as follows:

Cash flows from operating activities.  We used $203,554 in cash for continuing operations in the year ended December 31, 2008 and we used $174,729 in cash for continuing operations in the year ended December 31, 2007. The increase in cash used in operations of $28,825 was primarily the result of higher net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $134,645 and an increase in notes receivables of $89,325. These increases were offset by favorable changes in prepaid expenses of $97,320, deferred revenues of $50,000, accounts payable and accrued liabilities of $7,402 and increases in related party accounts of $40,423.

The net effect on cash flows from operating activities by the discontinued operations for the year ended December 31, 2007 was a decrease in cash of $447,977.

Cash flows from investing activities.  We provided cash of $9,874,839 from investing activities in the year ended December 31, 2008. We provided cash of $223,413 from investing activities in the year ended December 31, 2007. The increase in cash was primarily due to the liquidation of our Auction Rate Securities of $10,814,954. These proceeds are offset by the net effect of the consolidation of iVoice Technology of $879,840. The Company had invested $1.4 million in iVoice Technology’s Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and to their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

The net effect on cash flows from investing activities from the discontinued operations for the years ending December 31, 2007 was an increase of cash of $119,248.

Cash flows from financing activities. For the year ended December 31, 2008, we used $6,308,614 cash for financing activities. During the year, funds provided by the Smith Barney Credit Line of $5,660,000 were used to pay down the YA Global convertible debentures of $4,796,510. Proceeds from the liquidation of our Auction Rate Securities were then used to repay the Smith Barney Credit Line account and the Company used $1,512,104 of the funds to redeem Class B Common Shares. For the year ended December 31, 2007, we were unable to raise any addition capital from the YA Global Securities Purchase Agreement because of the failed registration statement in May 2007.

The net effect on cash flows from financing activities from the discontinued operations was an increase in cash of $154,000 for the year ending December 31, 2007. This represented the proceeds from the sale of a $160,000 Promissory note to Thomas Pharmaceuticals Acquisition, Inc. pursuant to the terms of the Extension Agreement with Thomas Pharmaceuticals and Thomas Pharmaceuticals Acquisition.

Below is a description of iVoice’s principal sources of funding:

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

On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2011 and to raise the interest rate to 15% per annum.

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that is collateralized by the proceeds available from the sales of the auction rate preferred shares (“ARPS”). The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When the ARPS were sold, a portion of the proceeds were applied to pay down the short term loans and the balance was deposited into interest bearing savings account at our primary banking center.

We can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  A 20% redemption premium on the principal amount being redeemed is required. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 70% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

In addition, on any conversion date, YA Global may require us to make a cash payment in lieu of delivering shares of our Class A Common Stock if the conversion shares to be issued to YA Global, when aggregated with all other shares of our Class A Common Stock beneficially owned by YA Global at such time, would result in YA Global beneficially owning greater than 4.9% of our outstanding shares of Class A Common Stock.  For example, assuming YA Global did not beneficially own any shares of our Class A Common Stock at the time of conversion, if YA Global were to request a conversion of $30,000 at a conversion price of $.0001, then we would have to issue 333,333,333 shares ($30,000 / ($.0001 multiplied by 90%) to YA Global.  Since this number of shares exceeds 4.9% of our issued and outstanding shares of Class A Common Stock (134,076,084 shares), then YA Global could request that we make a cash payment of $19,926 (199,257,249 multiplied by $.0001).  We believe we have sufficient cash on-hand to satisfy such obligations if and when they shall arise.

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

Off Balance Sheet Arrangements

During the year ended December 31, 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting tentatively beginning with our annual report for the year ended December 31, 2009.

Changes in internal controls.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Risk factors related to controls and procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a deficiency in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a deficiency in the Company's internal controls. The Company intends to remedy this deficiency by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this deficiency will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

Name	Age	Position	Period Served as Officer\Director
Jerome R. Mahoney	49	President, CEO, Director	5-21-99 to present
Frank V. Esser	69	Director	2-24-04 to present

Jerome R. Mahoney.  Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999.  Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989.  In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems.  Mr. Mahoney sold Voice Express Systems in 1993.  From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which we merged with on May 21, 1999.  Mr. Mahoney is also the Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors since January 1, 2003. He had served as Non-Executive Chairman of the Board of SpeechSwitch, Inc., Matawan, New Jersey, from November 10, 2004 until February 2008.  He has served as Non-Executive Chairman of the Board of Thomas Pharmaceuticals, Ltd., Matawan, New Jersey from May 19, 2005 until April 16, 2008. He has also served as Non-Executive Chairman of the Board of MM² Group, Inc., Matawan, New Jersey since October 19, 2005.  He is the President, Chief Executive Officer, Chief Financial Officer and Secretary of iVoice Technology, Inc, Matawan, NJ, and has held this position since August 30, 2006. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until January 27, 2007. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

Frank V. Esser. Board Member since February 24, 2004 and the Head of The Audit Committee. Mr. Esser, who is a Certified Public Accountant, from 1959 to 1968, he functioned as Transfer Agent and Head Bookkeeper in the Treasury Department of Texaco Inc. As a certified public accountant with Ernst & Young from 1968 to 1981, he participated in the audits of major publicly traded companies such as J.P. Stevens & Co., Dynamics Corporation of America, and Phillips – Van Heusen Corporation, along with law firms, banks, manufacturing companies and other organizations. He also participated in the public offerings of equity and debt and the preparation of SEC filings. In 1981, Mr. Esser accepted the position of Corporate Controller with a client, Grow Group, Inc., a Fortune 500 manufacturer of paints, solvents, and household products. Ascending to the position of Chief Financial Officer in 1987. In 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of iVoice Technology, Inc., Matawan, New Jersey, since June 2005.  Mr. Esser is also a Board member of Thomas Pharmaceuticals, Ltd, Matawan, New Jersey, since January 2006.  Mr. Esser holds a BBA degree from Baruch College of the City University of New York and is a Certified Public Accountant in New York State.

There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. The Company has an audit committee in place and has one independent member of the Board of Directors.

For the year ended December 31, 2008, the Board held no meeting and acted forty-four times through written unanimous consent in lieu of a meeting.

AUDIT COMMITTEE

During 2008, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee met once in 2008. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2008.  The Audit Committee has:

•	reviewed and discussed the Company’s audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm;
•	discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and
•
received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Frank V. Esser, Chairman
Jerome Mahoney, Member

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only two members.  Due to the Company’s size, it finds it difficult to attract individuals who would be willing to accept membership on the Company’s Board of Directors.  Therefore, with only two members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 (“Reporting Person”) failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics.

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	All Other Compensation		Total Compensation
Jerome R. Mahoney
Chief Executive Officer	2008	$383,328	$866	(1)	$384,194
and President	2007	$360,480	$866	(1)	$361,346

(1)	Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2008 and 2007.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)	Total Compensation ($)
Frank V. Esser(1)	$12,000	(2)	$0	$12,000

(1)	Mr. Esser has been serving as our outside director since June 2005 at a fee of $12,000 per year.

(2)	Includes $9,000 of Director’s fees that have been accrued and unpaid.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 13, 2009 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of April 13, 2008 a total of 2,602,170,527 shares of Class A Common Stock outstanding and a no shares of our Class B Common Stock were outstanding.  Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  Every holder of the outstanding shares of the Class B Common Stock Shares shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock Shares that would be issued upon the conversion of the Class B Common Stock Shares held by that holder, had all of the outstanding Class B Common Stock Shares held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 13, 2009, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent
Jerome R. Mahoney	Class A Common Stock	2,940,930,258	(1)	53.3%
c/o iVoice, Inc.	Class B Common Stock	131,201	(2)	100.0%
750 Highway 34
Matawan, New Jersey 07747

Frank V. Esser (Director)	Class A Common Stock	70,892		0.0%
27 Arden Road
Old Bridge, New Jersey 08857

YA Global Investments LP	Class A Common Stock	16,700,000,000	(3)	86.5%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07302

Director and executive officer as a group	Class A Common Stock	2,941,001,150		53.3%
	Class B Common Stock	131,201		100.0%

(1)
Includes (i) 25,352,480 shares of our Class A common stock held by Mr. Mahoney and his minor aged children and (ii) 2,915,577,778 shares of our Class A common stock issuable upon repayment of accrued interest and deferred compensation.  Mr. Mahoney may, at any time, convert amounts owed to him into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.  At April 13, 2009, the total balance owed to Mr. Mahoney was $131,201, convertible into 131,201 shares of our Class B common stock, or 2,915,577,778 shares of our Class A common stock.

(2)	Includes $131,201 of amounts due to Mr. Mahoney, which is convertible into 131,201 shares of Class B common stock.

(3)
Includes (i) 16,670,000,000 shares of our Class A common stock issuable upon conversion of $1,166,900 principal balance on the YA Global Convertible Debentures, and (ii) 30,000,000 shares of our Class A common stock issuable upon conversion of YA Global Warrants.  Pursuant to the terms of the YA Global Convertible Debentures, YA Global may, at any time, convert outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 70% of the lowest closing bid price of our shares of Class A Common Stock during the 30 trading days immediately preceding the conversion date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

At December 31, 2008, the total balance owed to Mr. Mahoney, by the parent of iVoice Inc., was $296,506, which is convertible into 296,506 shares of our Class B common stock, or 6,589,022,222 shares of our Class A common stock.

At December 31, 2008, the total balance owed to Mr. Mahoney, by iVoice Technology Inc., was $420,488, which is convertible into 420,488 shares of iVoice Technology’s Class B common stock, or 1,051,218,750 shares of iVoice Technology’s Class A common stock.

At December 31, 2008, the total balance owed to Mr. Mahoney, by B Green Technology, Inc., a wholly owned subsidiary of iVoice Technology Inc., was $16,000, for deferred compensation.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2007	2007
Audit Fees	$25,000	$27,000
Audit - Related Fees	(1)	(1)
Tax fees	(1)	(1)
All Other Fees (review of other filings)	$160	$1,200
Total	$25,160	$28,200
(1) Included in base audit fee, not itemized

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           Exhibits

No.	Description
3.1	Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
3.2
Amendment to the Certificate of incorporation of  iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 9, 2005, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated June 9, 2005.

3.3
Amendment to the Certificate of incorporation of  iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 17, 2005, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated June 9, 2005.

3.4	By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
3.5
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 10, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 30, 2006.

3.6
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on March 6, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 13, 2009.

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

10.1	iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.
10.2
Amended and Restated Security Agreement, dated May 25, 2006 between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.3
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

10.4
Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.5
Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.6
Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.7
Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.8
Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.28 of Amendment No. 2 to Form SB-2 filed on October 23, 2006).

10.9
Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

10.10
Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

10.11
Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26, 2007).

10.12
Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

10.13
Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

No.	Description
10.14
Consulting Services Agreement dated February 13, 2007 between iVoice, Inc and Deep Field Technologies, Inc. (incorporated herein by reference to Exhibit 10.34 of Form 10-KSB for the fiscal year ended December 31, 2007).

10.15	Amendment Agreement dated February 21, 2008 by and between iVoice, Inc. and YA Global Investments LP. (incorporated herein by reference to Exhibit 10.1 of Form 8-K dated February 22, 2008).
10.16	Administrative Services Agreement, Amendment No. 1, dated March 5, 2008 between SpeechSwitch, Inc., a New Jersey corporation, and iVoice, Inc. *
10.17	Secured Convertible Promissory Note dated March 5, 2008 issued by SpeechSwitch, Inc., a New Jersey corporation, to iVoice, Inc. *
10.18	Security Agreement dated March 5, 2008 issued by SpeechSwitch, Inc., a New Jersey corporation, to iVoice, Inc. *
10.19
Administrative Services Agreement, Amendment No. 1, dated March 5, 2008 between iVoice Technology, Inc., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K dated March 5, 2008).

10.20
Secured Convertible Promissory Note dated March 5, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.2 of Form 8-K dated March 5, 2008).

10.21	Security Agreement dated March 5, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of Form 8-K dated March 5, 2008).
10.22	Stock Purchase Agreement, dated March 11, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, and iVoice, Inc. *
10.23	Security Agreement dated March 11, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. *
10.24	Warrant to purchase $144,444 worth of common stock of iVoice Technology, Inc., a New Jersey corporation, dated March 11, 2008. *
10.25
Administrative Services Agreement dated June 10, 2008 between Small Cap Advisors, Inc., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.26
Secured Convertible Promissory Note dated June 10, 2008 issued by Small Cap Advisors, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.27
Security Agreement dated June 10, 2008 issued by Small Cap Advisors, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.28
Administrative Services Agreement, Amendment No. 1, dated June 12, 2008 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10. 29
Secured Convertible Promissory Note dated June 10, 2008 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.30
Security Agreement dated June 12, 2008 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.31
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.*

*  Filed herein

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iVoice, Inc.

By: /s/ JEROME R MAHONEY                               April 15, 2009
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:              /s/ Jerome R. Mahoney                                             April 15, 2009
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

By:              /s/ Frank V. Esser                                                        April 15, 2009
Frank V. Esser
Director

INDEX OF EXHIBITS

No.	Description
3.1	Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
3.2
Amendment to the Certificate of incorporation of  iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 9, 2005, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated June 9, 2005.

3.3
Amendment to the Certificate of incorporation of  iVoice, Inc., filed with the Treasurer of the State of New Jersey on June 17, 2005, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated June 9, 2005.

3.4	By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
3.5
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 10, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 30, 2006.

3.6
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on March 6, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 13, 2009.

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

10.1	iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.
10.2
Amended and Restated Security Agreement, dated May 25, 2006 between YA Global Investments LP (f/k/a/ Cornell Capital Partners, LP) and iVoice, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form SB-2 (File No. 333-134555) filed on May 30, 2006).

10.3
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

10.4
Secured Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $360,000 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.5
Administrative Services Agreement dated January 6, 2006 between Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation and iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.6
Security Agreement dated January 6, 2006 by and between iVoice, Inc. and Thomas Pharmaceuticals, Ltd., a New Jersey corporation (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.7
Administrative Services Convertible Debenture dated January 6, 2006 issued by Thomas Pharmaceuticals, Ltd. a New Jersey corporation. for the sum of $100,000 (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 15, 2006).

10.8
Stock Purchase Agreement dated August 7, 2006 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.28 of Amendment No. 2 to Form SB-2 filed on October 23, 2006).

10.9
Extension Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on January 26, 2007).

10.10
Secured Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.2 of Form 8-K filed on January 26, 2007).

10.11
Convertible Debenture dated January 26, 2007 by and among Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.3 of Form 8-K filed on January 26, 2007).

10.12
Promissory Note dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., and Thomas Pharmaceutical Acquisition Corp. (incorporated herein by reference to Exhibit 10.4 of Form 8-K filed on January 26, 2007).

10.13
Security Agreement dated January 26, 2007 by and among Thomas Pharmaceuticals Ltd., Thomas Pharmaceutical Acquisition Corp. and Biobridge LLC (incorporated herein by reference to Exhibit 10.5 of Form 8-K filed on January 26, 2007).

*  Filed herein

No.	Description
10.14
Consulting Services Agreement dated February 13, 2007 between iVoice, Inc and Deep Field Technologies, Inc. (incorporated herein by reference to Exhibit 10.34 of Form 10-KSB for the fiscal year ended December 31, 2007).

10.15	Amendment Agreement dated February 21, 2008 by and between iVoice, Inc. and YA Global Investments LP. (incorporated herein by reference to Exhibit 10.1 of Form 8-K dated February 22, 2008).
10.16	Administrative Services Agreement, Amendment No. 1, dated March 5, 2008 between SpeechSwitch, Inc., a New Jersey corporation, and iVoice, Inc. *
10.17	Secured Convertible Promissory Note dated March 5, 2008 issued by SpeechSwitch, Inc., a New Jersey corporation, to iVoice, Inc. *
10.18	Security Agreement dated March 5, 2008 issued by SpeechSwitch, Inc., a New Jersey corporation, to iVoice, Inc. *
10.19
Administrative Services Agreement, Amendment No. 1, dated March 5, 2008 between iVoice Technology, Inc., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of Form 8-K dated March 5, 2008).

10.20
Secured Convertible Promissory Note dated March 5, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.2 of Form 8-K dated March 5, 2008).

10.21	Security Agreement dated March 5, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of Form 8-K dated March 5, 2008).
10.22	Stock Purchase Agreement, dated March 11, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, and iVoice, Inc. *
10.23	Security Agreement dated March 11, 2008 issued by iVoice Technology, Inc., a New Jersey corporation, to iVoice, Inc. *
10.24	Warrant to purchase $144,444 worth of common stock of iVoice Technology, Inc., a New Jersey corporation, dated March 11, 2008. *
10.25
Administrative Services Agreement dated June 10, 2008 between Small Cap Advisors, Inc., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.26
Secured Convertible Promissory Note dated June 10, 2008 issued by Small Cap Advisors, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.27
Security Agreement dated June 10, 2008 issued by Small Cap Advisors, Inc., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.28
Administrative Services Agreement, Amendment No. 1, dated June 12, 2008 between Thomas Pharmaceuticals, Ltd., a New Jersey corporation, and iVoice, Inc. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10. 29
Secured Convertible Promissory Note dated June 10, 2008 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.30
Security Agreement dated June 12, 2008 issued by Thomas Pharmaceuticals, Ltd., a New Jersey corporation, to iVoice, Inc. (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 13, 2008).

10.31
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007).
31.1	Rule 13a-14(a)/15d-14(a) Certifications.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002.*

*  Filed herein

iVOICE, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

iVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive – Suite J
Marlton, New Jersey 08053
(856) 355-5900  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS’ OF iVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheets of iVoice, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), accumulated other comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out their subsidiary. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
April 9, 2009

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$3,442,590	$79,919
Marketable securities	--	10,814,954
Securities available for sale	13,016	676,272
Inventory	6,246	--
Prepaid expenses and other current assets	21,811	194,678

Total current assets	3,483,663	11,765,823

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $221,162 and $214,721, respectively	23,556	11,285

OTHER ASSETS
Convertible debentures receivable	--	852,447
Intangible assets, net of accumulated amortization of $1,608 and $871	233,939	170,975
Deposits and other assets	6,666	6,666

Total other assets	240,605	1,030,088

TOTAL ASSETS	$3,747,824	$12,807,196

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
December 31,

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2008	2007
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,171,229	$1,127,695
Due to related parties	648,058	176,293
Convertible debenture payables, net of discount of $170,808 and $1,444,056	996,092	5,004,154
Derivative liability on convertible debentures	1,659,991	4,249,113
Redemption of Class B common stock liability, net of restricted cash of $1,512,104	--	--
Deferred revenue	9,407	--

Total current liabilities	5,484,777	10,557,255

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $1 par value; Authorized shares - 1,000,000;
Issued and outstanding shares – none	-	-
Common stock, Class A:
2008 – no par value; Authorized 10,000,000,000,
2,602,173,527 shares issued, 2,602,170,527 shares outstanding
2007 – no par value; Authorized 10,000,000,000,
420,674,318 shares issued, 420,671,318 shares outstanding	24,613,184	25,325,012
Common stock, Class B:
2008 - $.01 par value; Authorized 50,000,000
2,204,875 shares issued, 1,512,104 shares outstanding,
2007 - $.01 par value; Authorized 50,000,000
2,204,875 shares issued, 1,552,484 shares outstanding	--	15,525
Additional paid-in capital	719,702	719,702
Discount on investment in subsidiary	(1,792,325)	-
Accumulated other comprehensive income (loss)	1,785	(1,096,000)
Accumulated deficit	(25,250,499)	(22,685,498)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)

Total stockholders' equity (deficit)	(1,736,953)	2,249,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,747,824	$12,807,196

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2008	2007
SALES, net	$173,424	$1,276,761

COST OF SALES	746	--

GROSS PROFIT	172,678	1,276,761

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
General and administrative expenses	1,331,812	775,318
Amortization of financing costs	72,396	173,750
Depreciation and amortization	6,632	8,894

Total selling, general and administrative expenses	1,410,840	957,962

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,238,162)	318,799

OTHER INCOME (EXPENSE)
Other income	641,422	373,063
Gain on revaluation of derivatives	3,854,935	1,131,305
Amortization of discount on debt	(1,959,745)	(3,725,279)
Fair value adjustment on investments	(2,982,833)	--
Interest expense	(880,618)	(481,156)
Total other income (expense)	(1,326,839)	(2,702,067)

LOSS FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(2,565,001)	(2,383,268)

PROVISION FOR INCOME TAXES	--	--

LOSS FROM CONTINUING OPERATIONS	(2,565,001)	(2,383,268)

LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	--	(765,833)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,565,001)	$(3,149,101)

NET LOSS PER BASIC AND DILUTED COMMON SHARE
Continuing Operations: basic and diluted	$(0.00)	$(0.02)
Discontinued Operations: basic and diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	1,798,730,508	141,801,089

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Common Stock Class A		Common Stock Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Amount
Balance at January 1, 2007	69,070,695	$24,831,084	1,605,347	$16,053	$(28,800)

Issuance of stock on conversion of Class B shares	86,012,651	528	(52,863)	(528)	-

Issuance of stock as repayment of principal on an outstanding convertible debentures	265,587,972	493,400	-	-	-

Unrealized loss on securities available for sale	-	-	-	-	-

Gain on spin off of subsidiary to shareholders	-	-	-	-	-

Net loss for the year ended December 31, 2007 from continuing operations	-	-	-	-	-

Net loss for the year ended December 31, 2007 from discontinued operations	-	-	-	-	-

Balance at December 31, 2007	420,671,318	$25,325,012	1,552,484	$15,525	$(28,800)

Issuance of stock as repayment of principal on an outstanding convertible debentures	1,805,499,209	778,751	-	-	-

Issuance of stock on conversion of Class B shares	316,000,000	404	(40,380)	(404)	-

Issuance of stock for legal services	60,000,000	6,000	-	-	-

Reclass of redemption of Class B common stock to liabilities	-	(1,496,983)	-	(15,121)	-

Discount on investment in subsidiary	-	-	-	-	-

Unrealized loss on securities available for sale	-	-	-	-	-

Reclassification adjustment for losses included in net loss	-	-	-	-	-

Net loss for the year ended December 31, 2008	-	-	-	-	-

Balance at December 31, 2008	2,602,170,527	$24,613,184	1,514,104	$-	$(28,800)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Discount on Investment	Additional	Accumulated Other		Total Stockholders’
	In	Paid-In	Comprehensive	Accumulated	Equity
	Subsidiary	Capital	(Losses)	(Deficit)	(Deficit)
Balance at January 1, 2007	$-	$719,702	$(376,559)	$(21,501,690)	$3,659,790

Issuance of stock on conversion of Class B shares	-	-	-	-	-

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	493,400

Unrealized loss on securities available for sale	-	-	(719,441)	-	(719,441)

Gain on spin off of subsidiary to shareholders	-	-	-	1,965,293	1,965,293

Net loss for the year ended December 31, 2007 from continuing operations	-	-	-	(2,383,268)	(2,383,268)

Net loss for the year ended December 31, 2007 from discontinued operations	-	-	-	(765,833)	(765,833)

Balance at December 31, 2007	$-	$719,702	$(1,096,000)	$(22,685,498)	$2,249,941

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	778,751

Issuance of stock on conversion of Class B shares	-	-	-	-	-

Issuance of stock for legal services	-	-	-	-	6,000

Reclass of redemption of Class B common stock to liabilities	-	-	-	-	(1,512,104)

Discount on investment in subsidiary	(1,792,325)	-	-	-	(1,792,325)

Unrealized loss on securities available for sale	-	-	(11,952)	-	(11,952)

Reclassification adjustment for losses included in net loss	-	-	1,109,737	-	1,109,737

Net loss for the year ended December 31, 2008	-	-	-	(2,565,001)	(2,565,001)

Balance at December 31, 2008	$(1,792,325)	$719,702	$1,785	$(25,250,499)	$(1,736,953)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	Accumulated Other
	Comprehensive
	Income (Loss)
Balance at January 1, 2007	$	$(376,559)

Unrealized loss on securities available for sale:
Unrealized losses arising during the period	(1,033,714)
Less: reclassification adjustment for losses included in net loss	314,273
Net change for the year		(719,441)
Balance at December 31, 2007		(1,096,000)

Unrealized loss on securities available for sale:
Unrealized losses arising during the period	(11,952)
Less: reclassification adjustment for losses included in net loss	(1,109,737)
Net change for the year		1,097,785
Balance at December 31, 2008	$-	$1,785

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,565,001)	$(2,383,268)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation and amortization	5,779	8,894
Amortization of prepaid financing costs	72,396	173,750
Amortization of discount on debt conversion	1,273,248	3,725,279
Fair value adjustment on investments	2,982,833	--
Beneficial interest on issuance of stock	293,951	--
(Gain) loss on sales or exchange of marketable securities	(12,111)	314,273
Issuance of common stock services	6,000	--
Gain on revaluation of derivatives	(2,589,122)	(1,131,305)
Non-cash consulting revenues	--	(1,120,000)
Interest and dividends earned on investments	(149,883)	(134,888)
Changes in certain assets and liabilities:
(Increase) in notes receivable	(89,325)	--
(Increase) in prepaid and other current assets	(2,036)	(99,356)
Increase in accounts payable and accrued expenses	449,504	442,102
(Decrease) in deferred revenue	--	(50,000)
Increase in related party accounts	120,213	79,790

Total cash (used in) operating activities of continuing operations	(203,554)	(174,729)

Net loss from discontinued operations	--	(765,833)
Net effect on cash flow from spin-off of subsidiaries	--	492,585

Total cash (used in) operating activities of discontinued operations	--	(273,248)

Total cash (used in) operating activities	(203,554)	(447,977)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	--	(4,708)
Net redemption of principal and interest on marketable securities	10,814,954	7,399
Net proceeds from sales of securities available for sale	26,136	264,872
Investment in securities and loans of unaffiliated companies	(77,250)	(25,000)
Net effect on cash flow from consolidation of majority owned investment	(879,840)	--
Purchase of intangibles assets	(9,161)	(19,150)
Total cash provided by investing activities from continuing operations	9,874,839	223,413

Adjustments to reconcile total cash provided by investing activities from
discontinued operations	--	119,248

Total cash provided by investing activities	9,874,839	342,661

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term borrowings	5,660,000	--
Repayment of short term borrowings	(5,660,000)	--
Repayment of convertible debentures	(4,796,510)	--
Redemption of Class B common stock	(1,512,104)	--

Total cash (used in) financing activities from continuing operations	(6,308,614)	--

Adjustments to reconcile total cash provided by (used in) financing activities
from discontinued operations	--	154,000

Total cash provided by (used in) financing activities	(6,308,614)	154,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,362,671	48,684

CASH AND EQUIVALENTS – BEGINNING OF YEAR	79,919	31,235

CASH AND EQUIVALENTS – END OF YEAR	$3,442,590	$79,919

SUPLLEMENTAL DISCLOUSRE OF NON CASH ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$45,041	$--
Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2008:

a)  The Company issued 1,805,499,209 shares of Class A common stock to YA Global Investments, LP as repayment of $484,800 of principal on outstanding convertible debentures. The stock was valued at $778,751 and $293,951 was charged to beneficial interest expense.

b)  The Company issued 316,000,000 shares of Class A Common upon the conversion of 40,380 shares of Class B Common Stock.

c)  The Company received 142,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $12,368 of convertible debentures receivable.

d)  The Company exchanged $92,861 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

e)  The Company received 151,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $12,080 of convertible notes receivable.

f)  The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable.  This transaction was eliminated in consolidation.

g)  The Company exchanged $71,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

h)  The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn for legal services, valued at $6,000, related to continuation of work on patent prosecution.

i)   Reclassification of Class B common stock from equity to liability for $1,512,104.

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

c)  On November 21, 2007, the Company completed the distribution of shares of Thomas Pharmaceuticals to the iVoice shareholders and effectuated the spin-off of Thomas. Refer to Footnote 2 for a discussion of the effects on the Company’s financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

iVoice, Inc. formerly known as Visual Telephone International, Inc. (“Visual”) was incorporated under the laws of Utah on December 2, 1995, and subsequently changed to Delaware.

On May 21, 1999, the Company executed a Reorganization Agreement (the “Agreement”) that provided that the Company and International Voice Technologies, Corp. (“IVT”) would be merged and the Company would be the surviving entity. On May 25, 1999, a certificate of merger was filed with the State of Delaware and the name of the Company was changed to iVoice.com, Inc.

On April 24, 2000, the Company entered into an agreement and plan of reorganization with all the stockholders of ThirdCAI, another shell company that was a reporting company under the Securities Exchange Act of 1934.  In this transaction, which took place by means of a short-form merger, with ThirdCAI’s name being changed to iVoice.com, Inc. The purpose of this transaction was to enable the Company’s business to be conducted by a reporting company, as pursuant to the “eligibility rule” adopted by the National Association of Securities Dealers, Inc., or “NASD,” only reporting companies may continue to have stock quoted on the OTC Bulletin Board.

On August 24, 2001, the Company amended its certificate of incorporation to change its name from iVoice.com, Inc. to iVoice, Inc.

On April 25, 2003, the Company formed a wholly owned subsidiary in the State of New Jersey and on May 5, 2003, changed its state of incorporation from Delaware to New Jersey by merging into the newly formed New Jersey subsidiary.

In September 2003, the Company announced its intention to distribute to its stockholders shares of Class A common stock of Trey Resources, Inc., one of the Company’s subsidiaries, and its Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by the iVoice Board of Directors of the terms and conditions of the proposed distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003.  Effective with the spin-off of Trey Resources on February 11, 2004, Trey Resources now owns and operates the Automatic Reminder software business as an independent publicly traded entity following this distribution.

In September 2004 and November 2004, the Company announced its intention to distribute to its stockholders, in the form of a special dividend, shares of Class A Common Stock of its three wholly owned subsidiaries, iVoice Technology, Deep Field and SpeechSwitch (the “Spin-off”). The Company announced on July 21, 2005, that the Board of Directors set a record date for the previously announced spin-off of its three wholly owned subsidiaries. Shareholders of record on July 29, 2005 were entitled to receive the special dividend.  The special dividend was distributed on August 5, 2005.  Holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of each of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. for every 988 shares of iVoice common stock that they held.  Holders of less than 988 shares of iVoice common stock received one share of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. Class A common stock.  All of the outstanding shares of Class B Common Stock (including convertible debt into such shares) of iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc. will be beneficially owned by affiliates of iVoice, Inc. or iVoice Technology, Inc., Deep Field Technologies, Inc. and SpeechSwitch, Inc.

In May 2005, we formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey.  This subsidiary would be used in the future for an acquisition made by us.

On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger (the “Agreement”) with Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition Corp.), a New Jersey corporation (“Thomas NJ”), a wholly owned subsidiary of the Company, Thomas Pharmaceuticals Ltd., a New York corporation (“Thomas NY”), Farris M. Thomas, Jr., an individual (“Thomas”), John E. Lucas, an individual (“Lucas”) Richard C. Brogle, (“Brogle”), Nina Schwalbe, an individual, “Schwalbe”), John H. Kirkwood, an individual (“Kirkwood”), and Maureen Gillespie, an individual (“Gillespie”) (Brogle, Schwalbe, Kirkwood, Gillespie, Thomas and Lucas are collectively as the “Shareholders”).  Under the terms of the Agreement, Thomas NY merged into a wholly owned subsidiary of the Company, Thomas NJ.  The Shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock (“Series A Preferred Stock”) shares.  In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

On March 6, 2006, we announced that we had formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey.  This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing asset of ours similar to the recent spin-offs of Trey Resources, iVoice Technology, Deep Field and SpeechSwitch.

On April 10, 2006, pursuant to approval by a majority of voting shares at the Annual Meeting of Shareholders held on March 31, 2006, an Amendment to the Certificate of Incorporation dated April 7, 2006 was accepted by the State of New Jersey (the “Amendment”) to effect a one for two hundred reverse stock split (the “Reverse Split”). The Reverse Split took effect on April 27, 2006 and the trading symbol of our Class A Common Stock was changed to “IVOI”. All shareholders' holdings were divided by two hundred and the number of issued and outstanding Class A Common Stock shares were reduced from 9,994,728,373 to 49,973,642, plus any additional shares issued as a result of the rounding up of fractional shares created by the Reverse Split.  The Amendment provided for the issuance of no fractional shares, but instead, all fractional shares created by the Reverse Split were rounded up to one whole share.  Additionally, the shareholders approved a re-authorization of the number of authorized Class A Common Stock shares to 10 billion shares.

On October 9, 2007, the Company announced that the Board of Directors set a record date of October 15, 2007 for the spin-off of Thomas Pharmaceuticals. This date was subsequently amended to be November 14, 2007 to satisfy requirements of the Securities and Exchange Commission (“SEC”). Shareholders of record on November 14, 2007 were entitled to receive the special dividend.  On November 21, 2007, the holders of iVoice Class A Common Stock, other than affiliates of iVoice, received one share of Class A Common Stock of Thomas Pharmaceuticals, Ltd. for each share of iVoice common stock that they held.  In addition, on December 14, 2007, 500,000 shares of Series A Preferred Stock of Thomas Pharmaceuticals were exchanged for 5,091,237 shares of Class A Common Stock of Thomas Pharmaceuticals to complete the terms of the spin-off agreement

As part of the Spin-off, the Company transferred certain of its assets and related liabilities to Thomas Pharmaceuticals immediately prior to the distribution.  The consolidated financial statements for the years ended December 31, 2008 and 2007 include reclassifications of the operations of the Thomas to reflect the disposal of the businesses in accordance with the provisions of Statements of Financial Accounting Standards (FAS) 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “IVOI”.

b) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, iVoice Innovations Inc. and its majority owned public company, iVoice Technology, Inc.    On November 21, 2007, Thomas Pharmaceuticals Ltd was distributed to iVoice shareholders through a Spin-off transaction. All significant inter-company transactions and balances have been eliminated in consolidation.

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

d) Start-up Costs
In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

f) Revenue and Cost Recognition
The Company obtains its income primarily from the sales or licensing of its patents and patent applications. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions.

The Company also is reporting revenues for iVoice Technology which derives its revenues from the customer support (maintenance) service of its software product and environmentally conscious green anti-vibration products. iVoice Technology offers customers annual software maintenance and support agreements for one-year periods. Sales of three green products are cash in advance and carry a 30 day money back guarantee.

Costs for patents include expensing the deferred costs of the licensing activities. There are no direct costs associated with the customer support service contracts of iVoice Technology. Costs for the anti-vibration products represent the direct material and labor costs of production of the products by iVoice Technology’s out-sourced manufacturer.

g) Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at December 31, 2008 and 2007 of $4,954,694 and $79,919, respectively.

h) Marketable Securities
Marketable securities consist of auction rate securities with auction reset periods less than 12 months and are stated at fair value. The cost of securities sold is based on specific identification. The Company had marketable securities at December 31, 2008 and 2007 of $0 and $10,814,954, respectively.

i) Securities Available-for-sale
The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficit) under the caption Accumulated Other Comprehensive (Loss). The Company had securities available for sale at December 31, 2008 and 2007 of $13,016 and $676,272, respectively.

j) Concentration of Credit Risk
The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $250,000 and $100,000 at December 31, 2008 and 2007, respectively. The cash equivalents are not insured. The Company has uninsured cash balances at December 31, 2008 and 2007 of $4,604,226 and $29,148, respectively.

k) Property and Equipment
Property and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years.  Maintenance and repairs are charged to expense as incurred.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007
l) Intangible Assets
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

m) Income Taxes
The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

n) Financing Costs
Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company’s convertible debentures.  These costs are deferred and amortized over the term of the underlying security.

o) Debt Issue Costs
Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company’s convertible debentures.  In previous years, these costs were amortized and charged to interest expense over the life of the debt.  During the year ended December 31, 2001, the Company changed its method of accounting for these costs and charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5.  The switch to this method of accounting did not have a material affect on the Company’s financial statements.

p) Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007, as defined in FAS 107, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

During the 4th Quarter 2008, management of the Company determined that the carrying value of the of Thomas Pharmaceuticals, Ltd. Series B Convertible Preferred Stock, the Convertible Promissory notes of Thomas Pharmaceuticals, Ltd. and SpeechSwith, Inc. and the Class A Common Stock of Deep Field Technologies, Inc. were severely impaired due to poor liquidity of their Common Stock in the marketplace.  Management has taken a fair value adjustment of $2,982,833 to write down these investments.

In addition, the amounts due on the Atire Technologies, Inc. Promissory Note was reserved as bad debt on the books of iVoice Technology for $28,850, due to non-payment of Atire’s current obligations.

q) Long-Lived Assets
FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

r) Loss Per Common Share
FAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

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

	December 31,
	2008	2007
Net loss from continuing operations	$(2,565,001)	$(2,383,268)
Net loss from discontinued operations	N/A	$(765,833)

Weighted-average common shares outstanding	1,798,730,508	141,801,089

Net loss per common share from continuing operations	$(0.00)	$(0.02)
Net loss per common share from discontinued operations	N/A	$(0.01)

The Company has shares issuable upon conversion of the Class B Common Stock, YA Global Convertible Debentures and YA Global Warrants. The Company had common stock equivalents of 50,302,311,111 and 7,911,419,852 at December 31, 2008 and 2007, respectively. Subsequent to December 31, 2008, the holder of the Class B common stock elected for the Company to redeem the Class B common stock for cash and eliminated approximately 33.6 billion of the common stock equivalents.

s) Comprehensive Income
FAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2008 and 2007, the Company has several items that represent comprehensive losses, and thus, have included a statement of comprehensive income (loss).

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007
t) Reclassification of accounts in the prior period financial statements
The Company has reclassified certain accounts in the balance sheets, statements of operations and statements of cash flows for the years ended December 31, 2007 to reflect the Spin-off of Thomas Pharmaceuticals, Ltd.  The statements reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.  There has been no effect on net (loss) for the year ended December 31, 2007.

u) Reclassification of accounts to reflect subsequent events
Subsequent to the year ended December 31, 2008, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Corporation at the rate of $1.00 for each Class B Common Share presented to the Corporation for redemption. Consequently, the Company reclassified the redemption amount of the Class B Common Stock from Shareholders’ deficit to current liabilities.

v) Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Investments (“YA Global”) Convertible Debentures.

w) Recent Accounting Pronouncements
In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have an impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The adoption of EITF 06-11 did not have an impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis had a material impact on the Company's financial statements. See Note 4 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). This statement provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 will not have a material effect on our financial statements.

NOTE 2  - DISCONTINUED OPERATIONS

On November 21, 2007, iVoice completed the distribution of Thomas Pharmaceuticals through the issuance of one share of Thomas Pharmaceuticals Class A common stock for every share of iVoice Class A common stock held on the record date of November 14, 2007.

The summarized results of operations for the years ended December 31, 2007 are as follows:

Through
Nov 20, 2007
Revenues	$22,857
Cost of revenues	91,055
Gross profit	(68,198)
Operating expenses	618,791
Operating loss	(686,989)
Other expense	78,844
Provision for income taxes	-
Net loss	$(765,833)

The summarized components of assets and liabilities associated with the discontinued operations for the period ending November 20, 2007 are as follows:

Through
Nov 20, 2007
Cash	$10,225
Prepaid and other current assets	19,618
Property and equipment, net	98,681
Total assets	$128,524

Accounts payable and accrued expenses	$460,352
Convertible debentures	838,553
Notes payable	174,000
Due to related parties	111,620
Stockholder’s (deficit)	(1,456,001)
Total liabilities and stockholders’ equity	$128,524

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2008	2007
Equipment	$110,745	$91,034
Leasehold improvements	11,454	11,454
Furniture and fixtures	123,519	123,519
	245,718	226,007
Less: Accumulated depreciation	222,162	214,722
Property and equipment, net	$23,556	$11,285

Depreciation expense for the years ended December 31, 2008 and 2007 was $5,895 and $8,158, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Assets	Level I	Level II	Level III	Total
Securites available for sale	$13,016	$-	$-	$13,016
Total Assets	$13,016	$-	$-	$13,016

Convertible debentures	$-	$996,092	$-	$996,092
Derivative liabilities	-	1,659,991	-	1,659,991
Total Liabilities	$-	$2,656,083	$-	$2,656,083

NOTE 5 – MARKETABLE SECURITIES

At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares (“ARPS”) which provided greater returns on our investments. ARPS have long-term maturity with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period.  Our auction rate securities are all AAA rated.  During the 4th Quarter of 2008, the Company liquidated it’s entire holdings of ARPSs and the proceeds were used to pay down short term borrowings which were used to repay a portion of the YA Global Convertible Debentures. The Company had marketable securities at December 31, 2008 and 2007 of $0 and $10,814,954, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007
NOTE 6 – SECURITIES AVAILABLE FOR SALE

On January 6, 2006 and April 27, 2006, iVoice, Inc. purchased an aggregate of $550,000 of Thomas NJ Series B Convertible Preferred Stock. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. Upon liquidation, the holders of these shares will receive up to 125% of the initial value of the shares plus accumulated and unpaid dividends, but following the distribution to any senior debt or senior equities. The holders of these shares may convert their shares into Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion.   The holders of these shares shall have one vote for each shares of Class A Common Stock into which each shares of Series B Preferred Shares could be converted assuming a conversion price of eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the record date, but are limited to voting rights to no more than 9.99% of the total voting rights of the aggregate of the Series B Preferred Stock, Class A Common Stock and Class B Common Stock shareholders. The accounts are valued at the initial stated value plus earned dividends. During the 4th Quarter 2008, management of the Company determined that the carrying value of the of Thomas NJ Series B Convertible Preferred Stock were severely impaired due to poor liquidity of their Common Stock in the marketplace.  Management has taken a fair value adjustment of $707,415 to write down these investments. At December 31, 2008 and 2007, the total balance is $0 and $652,264, respectively.

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided “general corporate finance advisory and other similar consulting services” for a period of six (6) months from the date of the agreement. During the 4th Quarter 2008, management of the Company determined that the carrying value of the Deep Field Technologies Class A Common Stock was severely impaired due to poor liquidity of their Common Stock in the marketplace.  Management has taken a fair value adjustment of $1,119,200 to write down these investments. At December 31, 2008 and 2007, the total balance is $800 and $24,000, respectively.

During the year ended December 31, 2008, the Company received an aggregate of 142,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $12,368 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the year ended December 31, 2008, the Company sold 101,000,000 shares for a net proceeds of $16,213. The book value of the remaining shares is $3,328 and the market value is $4,160. The unrealized gain of $832 is included in the Other Comprehensive Income (Loss).

During the year ended December 31, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Convertible Promissory Note receivable dated March 5, 2008. During the year ended December 31, 2008, the Company sold 69,617,970 shares for a net proceeds of $8,279. The book value of the remaining shares is $6,511 and the market value is $8,138 at December 31, 2008. The unrealized gain of $1,627 is included in the Other Comprehensive Income (Loss).

During the year ended December 31, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Convertible Promissory Note receivable dated March 5, 2008. During the year ended December 31, 2008, the Company sold 8,275,350 shares for a net proceeds of $2,229. The book value of the remaining shares is $10,792 and the market value is $10,117 at December 31, 2008. The unrealized loss of $674 is included in the Other Comprehensive Income (Loss).

Cash receipts from the sales of the securities are deposited in short term money market funds at our broker. Periodically these funds are transferred to our operating cash account. At December 31, 2008, the unremitted balance in the money market fund at our broker was $578.

As of December 31, 2008, the aggregate book value of these securities was $1,848,638 before elimination and adjustments, the fair value adjustment was $1,826,615, the market value was $13,016 and the cumulative unrealized gain was $1,785. At December 31, 2008, the balance of the iVoice Technology securities are eliminated in consolidation.

As of December 31, 2007, the aggregate book value of these securities was $1,772,272, the market value was $676,272 and the cumulative unrealized loss was $1,096,000.

NOTE 7 –PROMISSORY NOTES RECEIVABLE

On February 4, 2008, iVoice Technology advanced $30,000 to Atire Technologies, Inc., an acquisition candidate, in the form of a Promissory Note, due February 4, 2010, at an interest of 8% per annum. The terms of the note provided deferred payments of interest only starting on July 4, 2008 and principal and interest payments starting on October 4, 2008. As of December 31, 2008, the remaining principal balance due on the note is $25,017 plus accrued interest of $486. At December 31, 2008, management of iVoice Technology determined that Atire was in default of its current obligations under the agreement and wrote this account off to bad debt.

On March 5, 2008, the Company converted its outstanding accounts due from SpeechSwitch, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at December 31, 2008). During the year ended December 31, 2008, additional amounts were added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. During the year ended December 31, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. Class A Common Stock upon conversion of $12,080 of Promissory Notes Receivable. At December 31, 2008, the balance of the note is $83,180, which included accrued interest of $2,725. At December 31, 2008, management of the Company determined that the carrying value of this promissory note was severely impaired due to poor liquidity of SpeechSwitch’s Common Stock in the marketplace.  Management has taken a fair value adjustment of $83,180 to write down this investment.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

On June 12, 2008, the Company converted its outstanding accounts due from Thomas Pharmaceuticals, Ltd. for unpaid administrative services in the amount of $47,302 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at December 31, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. At December 31, 2008, the balance of the note is $72,832, which included accrued interest of $1,530. At December 31, 2008, management of the Company determined that the carrying value of this promissory note was severely impaired due to poor liquidity of Thomas’s Common Stock in the marketplace.  Management has taken a fair value adjustment of $72,832 to write down this investment.

On June 13, 2008, the Company invested $77,250 in Small Cap Advisors, Inc, a wholly owned subsidiary of Thomas Pharmaceuticals, Ltd., in the form of a Promissory Note, at an interest of prime plus 1 percent per annum (4.25% at December 31, 2008). Additional amounts may be added to this note based on any unpaid administrative service fees and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On November 20, 2008, Small Cap Advisors paid down this note for $27,000. As of December 31, 2008, the balance due on the note is $72,073, which included accrued interest of $2,422. At December 31, 2008, management of the Company determined that the carrying value of this promissory note was severely impaired due to poor liquidity of its parent’s, Thomas Pharmaceuticals, Common Stock in the marketplace.  Management has taken a fair value adjustment of $72,073 to write down this investment.

As of December 31, 2008, the aggregate balance of the Promissory Notes Receivable is $0.

NOTE 8 – CONVERTIBLE DEBENTURES RECEIVABLE

On January 6, 2006, iVoice, Inc. entered into an Agreement and Plan of Merger with Thomas NJ, Thomas NY and the “Thomas Shareholders”.  During 2006 and 2007, the Company purchased an aggregate of $710,000 of Thomas NJ Secured Convertible Debentures. The holders of these debentures are entitled to receive interest of 10%, compounded quarterly. Thomas NJ can redeem a portion or all amounts outstanding under the Convertible Debentures at any time upon thirty (30) business days advanced written notice.  The redemption price shall be equal to one hundred twenty-five percent (125%) multiplied by the portion of the principal sum being redeemed, plus any accrued and unpaid interest. The Company may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of Thomas Pharmaceuticals Class A Common Stock at the price per share equal to eighty percent (80%) of the lowest closing bid price of the Common Stock for the five (5) trading days immediately preceding the conversion date, but they cannot be converted into more than 9.99% of the total Class A Common Stock at that time of conversion.  The debentures are valued at the principal value plus accumulated interest. During the year ended December 31, 2008, the Company converted $12,368 of principal into 142,600,000 shares of Thomas Pharmaceuticals Class A Common Stock at a conversion price of $.00008. At December 31, 2008, management of the Company determined that the carrying value of this promissory note was severely impaired due to poor liquidity of Thomas’s Common Stock in the marketplace.  Management has taken a fair value adjustment of $928,133 to write down this investment. At December 31, 2008 and 2007, the total balance is $0 and $852,447, respectively.

NOTE 9 – CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY AND MINORITY INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology’s Series A 10% Convertible Preferred Stock for $1,444,444.  The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any shareholders' meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. In addition, the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. Based on this voting formula, it was determined that iVoice, Inc. has voting rights equal to 70% of the voting stock of iVoice Technology and as such, according to APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary. iVoice Technology had a deficit net worth prior to consolidation with iVoice and as such, iVoice was required to record a discount on investment in subsidiary in the amount of $1,792,325 in consolidation. iVoice is also required to recognize the minority shareholders’ interest in net income equal to 30% of the net profit of iVoice Technology. For the year ended December 31, 2008, iVoice Technology reported an accumulated net loss of $115,012 and as such, there is no minority shareholders’ interest in net income for the period.

NOTE 10 –INTANGIBLES

To date we have filed fifteen patent applications with the United States Patent and Trademark Office for speech enabled applications that we have developed internally.  Of the patent applications we have filed, four (4) patents have been awarded.  In May 2003 and December 2003, the Company was issued two patents for its Speech–Enabled Automatic Telephone Dialer.  On October 26, 2004 we were issued Patent 6,813,341 for a patent for Speech Enabled Voice Activated/Voice Responsive Item Locator.  In March 2006 we sold four of our voice activated product and item locator patents to Lamson Holdings LLC for the net proceeds of $136,000. On December 6, 2007 we were issued Patent 7,305,344 for a patent for Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology. The patents expire 20 years from the date of the original patent filings. All accumulated costs incurred with respect to the Company’s patent filings have been capitalized.

During the year ended December 31, 2008, iVoice Technology filed several patents for the rights related to the manufacturing of products from recycled crumb tire rubber.

Under FAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

All capitalized intangibles have been reviewed for impairment at December 31, 2008. In doing so, management has determined that no further write-down for impairment is required.

At December 31, 2008 and 2007, intangible assets totaled $233,939 and $170,975, respectively, net of accumulated amortization of $1,608 and $871, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 11 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2008	2007
Federal Income Tax Rate	(34.0)%	(34.0)%
Deferred Tax Charge (Credit)	-	-
Effect on Valuation Allowance	38.1%	38.1%
State Income Tax, Net of Federal Benefit	(4.1)%	(4.1)%
Effective Income Tax Rate	0.0%	0.0%

As of December 31, 2008 and 2007, the Company had net operating loss carry forwards of approximately $19,800,000 and $18,300,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2028. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

For state income taxes, the Company’s net operating loss carry forwards have been reduced by $8,464,741. During the years ended 2005, 2004 and 2003, the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After related commissions and expenses related to application submission the Company received cash proceeds of $17,069, $56,257 and $146,649 for the years ended December 31, 2005, 2004 and 2003 respectively.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31
	2008	2007
Deferred tax assets	$7,130,000	$6,500,000
Less: Valuation allowance	(7,130,000)	(6,500,000)
Net deferred tax assets	$-	$-

Net operating loss carry forwards expire starting in 2018 through 2027.

NOTE 12 - CONVERTIBLE DEBENTURES

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs. As of December 31, 2008, the unpaid balance of accrued interest was $799,139.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2011 and to raise the interest rate to 15% per annum. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 is charged to the Statement of Operations as beneficial interest. As of December 31 2008, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $319,916.

On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

On April 16, 2007, iVoice Technology issued a Secured Convertible Debenture dated March 30, 2007 to YA Global Investments for the sum of $700,000 in exchange for a previously issued note payable for the same amount. The Debenture has a term of three years, and pays interest at the rate of 5% per annum. YA Global has the right to convert a portion or the entire outstanding principal into iVoice Technology's Class A Common Stock at a Conversion Price equal to eighty percent (80%) of the lowest closing Bid Price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date. YA Global may not convert the Debenture into shares of Class A Common Stock if such conversion would result in YA Global beneficially owning in excess of 4.9% of the then issued and outstanding shares of Class A Common Stock. On March 14, 2008, iVoice Technology and YA Global Investments agreed that iVoice Technology would redeem all amounts outstanding under the Debenture, except for the $186,557 of the outstanding interest remaining on the original notes payable that were originally exchanged for the Debenture. The amount redeemed was $691,021, consisting of the remaining balance of the Debenture of $572,815, accrued interest of $32,284, and a redemption premium of $85,922. The Debenture was amended to change amount to $186,557 with a due date of March 14, 2009. The Debenture shall accrue interest at the rate of 15% per annum, and shall be convertible at a conversion price equal to 70% of the lowest closing bid price of iVoice Technology’s common stock during the 30 trading days immediately preceding the conversion date. No conversions can be made prior to November 1, 2008.

On November 21, 2008, iVoice Technology entered into an Amendment Agreement between iVoice Technology and YA Global which paid off in full the Secured Convertible dated March 30, 2007. Under the terms of this agreement, iVoice Technology paid the sum of $135,000 in full payment of the debenture with the remaining balance of $186,557 with accrued interest of $17,788. The difference of $69,355 is included in other income in the accompanying consolidated financial statements.

The aggregate principal value of the remaining debentures at December 31, 2008 is $1,166,900. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $170,808. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

On December 1, 2008, the Company notified YA Global that there was a dispute regarding the final balance of principal and accrued interest for Convertible Debentures with YA Global. This dispute dates back to written commitments and verbal reconfirmations made to the Company by YA Global in respect to the Company’s unreimbursed losses on the investment in Corporate Strategies. The Company proposed a settlement of $300,000 to settle the disputed balance, but the settlement is still pending at the time of this filing.

NOTE 13 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $1,659,991. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At Issue	At 12/31/08
Fair market value of stock	$0.096 - $0.125	$0.00010
Exercise price	$0.086 - $0.113	$0.00007
Dividend yield	0.00%	0.00%
Risk free interest rate	5.47%	3.20%
Expected volatility	195.36% - 196.54%	322.06%
Expected life	2.00 years	3 Years

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the consolidated statements of operations. For the year ended December 31, 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $2,589,122.

During the year ended December 31, 2008, iVoice Technology recorded a gain on revaluation of derivatives of $1,265,813 on the liquidation of the YA global debentures made during the period.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the derivatives for the years ended December 31, 2008 and 2007 was $1,645,738 and $2,729,117, respectively.

NOTE 14 - WARRANT LIABILITY

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

The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and is being amortized over the life of the YA Global debentures. Amortization expenses for the year ended December 31, 2008 and 2007 was $314,007 and $996,162, respectively.

NOTE 15 - DUE TO RELATED PARTIES

From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of December 31, 2008, the balances due to Mr. Mahoney were: a) loan of $2,295; b) accrued interest of $5,246; and c) deferred compensation is $288,965. The loan accrues interest at 9.5% per year on the unpaid balance. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2008) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of December 31, 2008, the outstanding balance was $141,708, plus accrued interest of $84,936.

On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of December 31, 2008, iVoice Technology has recorded $193,844 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at December 31, 2008). During the year ended December 31, 2008 an additional $29,547 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On March 10, 2008 and March 18, 2008, the Company received an aggregate of 42,000,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $13,440 of Promissory Notes Receivable. At December 31, 2008, the balance of the note is $82,010 which includes accrued interest of $2,589. This transaction is eliminated in consolidation.

On March 11, 2008, the Company entered into a Stock Purchase Agreement with iVoice Technology, Inc. for the purchase of 1,444.44 shares of iVoice Technology’s Series A 10% Secured Convertible Preferred Stock valued at $1,444,444.  The holders of the stock are entitled to receive dividends at a rate 10% per annum and will have voting rights for each share of Common Stock that the Series A Preferred Stock would be converted into using the applicable conversion price. The holders of the Series A Preferred Stock shall not have in the aggregate more than 70% of the total votes of all classes of voting stock. As of Decemberf 31, 2008, the Company has recorded $117,963 of deferred dividends. The Company also received $144,444 in funding fees on the transaction. These transaction is eliminated in consolidation.

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

Mr. Mahoney has a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of December 31, 2008, Mr. Mahoney is due $16,000, and no shares have been issued.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

a)  The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month basis. In May 2008, the Company downsized its usage and the monthly obligation reduced from $7,500 to $4,000 per month.  The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

Rent expense under operating lease for the year ended December 31, 2008 and 2007 was $62,075 and 90,000, respectively.

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

d) The Company’s assets are subject to a Security Agreement with the majority stockholder. See Note 9.

NOTE 17 - STOCKHOLDERS’ EQUITY

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a) Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of December 31, 2008 and 2007, no shares were issued or outstanding.

b) Class A Common Stock

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007
As of December 31, 2008, there are 2,602,173,527 shares issued and 2,602,170,527 shares outstanding. For the year ended December 31, 2008, the Company had the following transactions in its Class A Common Stock:

1)  The Company issued 1,805,499,209 shares of Class A common stock to YA Global Investments as repayment of $484,800 of principal on an outstanding convertible debenture. The stock was valued at $778,751 and $293,951 was charged to beneficial interest expense.

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

As of December 31, 2007, there are 420,674,318 shares issued and 420,671,318 shares outstanding. For the year ended December 31, 2007, the Company had the following transactions in its Class A Common Stock:

4)  The Company issued 265,587,972 shares of Class A common stock to YA Global Investments as repayment of principal and accrued interest on an outstanding convertible debenture, valued at $493,400.

5)  The Company issued 86,012,651 shares of Class A common stock upon conversion of 52,863 shares of Class B common stock, pursuant to the provisions of Class B common stock.

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

On March 6, 2009, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Company at the rate of $1.00 for each Class B Common Share presented to the Company for redemption. Consequently, the Company reclassified the redemption amount of the Class B Common Stock from Shareholders’ deficit to current liabilities.

As of December 31, 2008, there are 2,204,875 shares issued, 1,512,104 shares outstanding and 692,771 shares retired. As of December 31, 2007, there are 2,204,875 shares issued, 1,552,484 shares outstanding and 652,391 shares retired.

For the year ended December 31, 2008, the Company had the following transactions in its Class B Common Stock:

1)  A total of 40,380 Class B shares were converted into 316,000,000 Class A shares.

For the year ended December 31, 2007, the Company had the following transactions in its Class B Common Stock:

2)  A total of 52,863 Class B shares were converted into 86,012,651 Class A shares.

d)  Treasury Stock

On February 11, 2002, the Company repurchased 600,000 shares of Class A common stock from a previous employee for $28,800. Following the reverse stock split on April 27, 2006, the shares were converted in 3,000 shares.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007
NOTE 18 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS

2005 Stock Incentive Plan
On December 20, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the 2005 Plan is to; (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents of iVoice, Inc. and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders.

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

For the years ended December 31, 2008 and 2007, no shares were granted under the 2005 Plan.

Options and Warrants Outstanding
During the year ending December 31, 2006, the following options and warrants were issued pursuant to their respective agreements.  Unexpired options and warrants outstanding are as follows as of December 31, 2008 and 2007:

Expiration Date	Exercise Price	Shares
May 25, 2011	.300	10,000,000
May 25, 2011	.400	10,000,000
May 25, 2011	.500	10,000,000
Balance at December 31, 2008 and 2007	.400	30,000,000

The following summarizes the warrant transactions:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance, January 1, 2007	30,000,000	$0.400
Granted	-	$0.000
Exercised	-	$0.000
Expired	-	$0.000
Balance, December 31, 2007	30,000,000	$0.400

Granted	-	$0.000
Exercised	-	$0.000
Expired	-	$0.000
Balance, December 31, 2008	30,000,000	$0.400

Outstanding and Exercisable, December 31, 2007	30,000,000	$0.400

Outstanding and Exercisable, December 31, 2008	30,000,000	$0.400

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 19 -GOING CONCERN

The Company has incurred substantial accumulated deficits, has an obligation to deliver an indeterminable amount of common stock due on derivative liabilities and has completed the process of spinning out the five operating subsidiaries. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

Since the spin off of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents the Lamson Holdings LLC, the Company has 9 remaining patent applications, which have been awarded or are pending.  These applications include various versions of the “Wirelessly Loaded Speaking Medicine Container”, which is also filed internationally, the “Voice Activated Voice Operated Copier”, the “Voice Activated Voice Operational Universal Remote Control”, “Wireless Methodology for Talking Consumer Products” which is also filed internationally, “Product Identifier and Receive Spoken Instructions” and “Traffic Signal System with Countdown Signaling with Advertising and/or News Message”.

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

NOTE 20 -SUBSEQUENT EVENTS

•  On March 6, 2009, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Company at the rate of $1.00 for each Class B Common Share presented to the Company for redemption. Consequently, the Company reclassified the redemption amount of the Class B Common Stock from Shareholders’ deficit to current liabilities.

•  On March 11, 2009, the holder of the Class B Common Shares, elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash pursuant to the provisions of the redemption rights in the Certificate of Incorporation.