Form 10-Q
period 2009-03-31
IVOICE, INC /NJ
filed 2009-05-20
CIK 1105064

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 000-29341

iVOICE, INC.
(Exact name of registrant as specified in its charter)

New Jersey	51-0471976
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

750 Highway 34, Matawan, NJ 07747
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, No par value, outstanding as of May 15, 2009:  2,602,170,527

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31, 2009	December 31, 2008
		(reclassified)
ASSETS
CURRENT ASSETS

Cash and cash equivalents, net of restricted cash of $0 and $1,512,104, respectively	$2,699,785	$3,442,590
Securities available for sale	6,559	13,016
Accounts receivable, net of allowance for doubtful accounts $12,083	1,151	--
Inventory	5,449	6,246
Prepaid expenses and other current assets	159,557	21,811
Total current assets	2,872,501	3,483,663

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $225,374 and $221,162, respectively	20,344	23,556

OTHER ASSETS

Intangible assets, net of accumulated amortization of $1,792 and $1,608, respectively	235,039	233,939
Deposits and other assets	6,666	6,666
Total other assets	241,705	240,605

TOTAL ASSETS	$3,134,550	$3,747,824

LIABILITIES AND DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,995,533	$2,171,229

Convertible debentures payable, net of discounts of $136,075 and $170,808, respectively	1,030,825	996,092
Derivative liability on convertible debentures	1,661,769	1,659,991
Due to related parties	504,929	648,058
Deferred revenues	12,971	9,407
Total current liabilities	5,206,027	5,484,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

iVoice Inc shareholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares; no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2009 – 2,602,173,527 shares issued; 2,602,170,527 shares outstanding
2008 - 2,602,173,527 shares issued; 2,602,170,527 shares outstanding	24,613,184	24,613,184
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
2009 - 2,204,875 shares issued; 0 shares outstanding
2008 - 2,204,875 shares issued; 1,512,104 shares outstanding	--	--
Additional paid-in capital	733,920	719,702
Accumulated other comprehensive gain	1,469	1,785
Accumulated deficit	(25,598,925)	(25,250,499)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice Inc. stockholders' equity (deficit)	(279,152)	55,372

Non-controlling (deficit)	(1,792,325)	(1,792,325)

Total deficit	(2,071,477)	(1,736,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,134,550	$3,747,824

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months
	Ended March 31,
	2009	2008

SALES	$15,030	$37,736

COST OF SALES	9,221	--
GROSS PROFIT	5,809	37,736

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses	322,105	346,818
Amortization of financing costs	--	43,438
Depreciation and amortization	3,396	1,735
Total selling, general and administrative expenses	325,501	391,991

LOSS FROM OPERATIONS	(319,692)	(354,255)

OTHER INCOME (EXPENSE)
Other income	12,190	185,119
Gain (loss) on revaluation of derivatives	(1,778)	1,174,661
Amortization of discount on debt	(34,733)	(1,341,642)
Interest expense	(4,413)	(406,904)
Total other income (expense)	(28,734)	(388,766)

LOSS FROM OPERATIONS
BEFORE PROVISION FOR INCOME TAXES	(348,426)	(743,021)

PROVISION FOR INCOME TAXES	--	--

LOSS FROM OPERATIONS	(348,426)	(743,021)

LESS: NET INCOME ATTRIBUTABLE TO
THE NONCONTROLLING INTEREST	--	(16,349)

NET LOSS APPLICABLE TO iVOICE, INC.	$(348,426)	$(759,370)

NET LOSS ATTRIBUTABLE TO iVOICE
COMMON SHAREHOLDERS
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	2,602,170,527	685,024,562

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2009	2008

Balance at beginning of the period	$1,785	$(1,096,000)

Unrealized gain (loss) on securities available for sale:

Unrealized gain arising during the period	206	32,838

Less: reclassification adjustment and gains included in net loss	(522)	--
Net change for the period	(316)	32,838

Balance at end of the period	$1,469	$(1,063,162)

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(348,426)	$(759,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	3,396	1,618
Amortization of prepaid finance costs	--	43,438
Amortization of discount on debt conversion	34,733	833,013
Beneficial interest on issuance of stock	--	86,076
Gain on sales of securities available for sale	(1,196)	(3,606)
Interest and dividends earned on investments	--	(35,124)
(Gain) loss on revaluation of derivatives	1,778	(311,198)
Minority interest in consolidated subsidiary net income	--	16,349
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(1,151)	--
Decrease in inventory	787	--
(Increase) decrease in prepaid expenses and other assets	(137,746)	10,263
Increase (decrease) in accounts payable and accrued liabilities	(175,696)	226,484
Increase in deferred revenues	3,564	--
Increase (decrease) in related party liabilities	(143,129)	23,230
Total cash provided by (used in) operating activities	(763,076)	131,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of trademarks and other intangibles	(1,284)	(2,020)
Net proceeds from sales of securities available for sale	7,337	4,349
Net redemption of principal and interest on marketable securities	--	11,113
Net effect on cash flow from consolidation of majority owned investment	--	(612,637)
Total cash provided by (used in) investing activities	6,053	(599,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued to non-controlling shareholders	14,218	--
Proceeds from short term borrowings	--	5,406,065
Total cash provided by financing activities	14,218	5,406,065

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(742,805)	4,938,043
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,442,590	79,919
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,699,785	$5,017,962

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

SUPPLEMENTAL CASH FLOW INFORMATION:

a)	On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444. This transaction was eliminated in consolidation.

b)
For the three months ended March 31, 2008, the Company exchanged an aggregate of $126,607 of amounts due from iVoice Technology, Inc. and B Green Innovations, Inc. into Convertible Promissory Notes of the same amount. These transactions were eliminated in consolidation.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the three months ended March 31, 2009:

a)
The holder of the Class B Common Shares elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash pursuant to the provisions of the redemption rights in the Certificate of Incorporation.  This transactions was reflected in the accounts of the Company at December 31, 2008 in anticipation of this event.

b)	The Company received 16,724,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $5,352 of convertible notes receivable. This transaction was eliminated in consolidation.

c)
The Company received 54,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $4,320 of convertible debentures receivable. The market value of these shares were impaired for the same amount because the Company will not be able to sell these on the open market.

For the three months ended March 31, 2008:

d)	The Company issued 441,087,447 shares of Class A common stock to YA Global Investments, LP. as repayment of principal on outstanding convertible debentures, valued at $385,076.

e)	The Company issued 82,000,000 shares of Class A Common upon the conversion of 27,900 shares of Class B Common Stock

f)	The Company received 25,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $2,000 of convertible debentures receivable.

g)	The Company exchanged $44,972 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

h)	The Company received 71,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $5,680 of convertible notes receivable.

i)	The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the “Company” or “iVoice”) and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “IVOI”.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc. (“iVoice Technology”). All significant inter-company transactions and balances have been eliminated in consolidation.

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

The Company also is reporting revenues for iVoice Technology which derives its revenues from the licensing of its software product and optional customer support (maintenance) service. iVoice Technology’s standard license agreement provides for a one-time fee for use of the company's product in perpetuity for each computer or CPU in which the software will reside. iVoice Technology’s software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. iVoice Technology also offers customers an optional annual software maintenance and support agreement for the subsequent one-year periods.

iVoice Technology’s wholly owned subsidiary, B Green Innovations, Inc., derives revenues from the shipments of “green products” which are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at March 31, 2009 and December 31, 2008 of $2,699,785 and $3,442,590 (net of restricted cash of $1,512,104), respectively.

Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000. The cash equivalents are not insured. The Company has uninsured cash balances at March 31, 2009 and December 31, 2008 of $2,183,796 and $4,604,226, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

Securities Available-for-sale
The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).  The Company had securities available for sale at March 31, 2009 and December 31, 2008 of $6,559 and $13,016, respectively.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at March 31, 2009 and December 31, 2008, as defined in FAS 107, does not differ materially, except for the items discussed below,  from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

During the 4th Quarter 2008, management of the Company determined that the carrying value of the of Thomas Pharmaceuticals, Ltd. Series B Convertible Preferred Stock, the Convertible Promissory notes of Thomas Pharmaceuticals, Ltd. and SpeechSwitch, Inc. and the Class A Common Stock of Deep Field Technologies, Inc. were severely impaired due to poor liquidity of their Common Stock in the marketplace.  Management has taken a fair value adjustment of $2,982,833 to write down these investments in prior year.

In addition, the amounts due on the Atire Technologies, Inc. Promissory Note was reserved as bad debt on the books of iVoice Technology for $28,850, due to non-payment of Atire’s current obligations.

(Loss) Per Share
FAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the three months ended March 31, 2009 and 2008 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Three months ended March 31,
	2009	2008
Net (loss) from operations	$(348,426)	$(743,021)
Less: net income attributable to non-controlling interest	$--	$(16,349)
Net (loss) applicable to iVoice, Inc.	$(348,426)	$(759,370)

Weighted average shares outstanding	2,602,170,527	685,024,562

Net (loss) attributable to iVoice, Inc common shareholders	$(0.00)	$(0.00)

The Company has shares issuable upon conversion of the Class B Common Stock, YA Global Convertible Debentures and YA Global Warrants. The Company had common stock equivalents of 16,700,000,000 and 23,456,703,002 at March 31, 2009 and 2008, respectively. During the first quarter of 2009, the holder of the Class B Common Shares, elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash and eliminated approximately 5.1 billion of the common stock equivalents at March 31, 2008.

Comprehensive Income (Loss)
FAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of March 31, 2009 and 2008, the Company has several items that represent comprehensive loss, and thus, has included a statement of comprehensive income (loss).

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

Reclassification of accounts
Subsequent to the year ended December 31, 2008, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Corporation at the rate of $1.00 for each Class B Common Share presented to the Corporation for redemption. Consequently, the Company reclassified the redemption amount of the Class B Common Stock from Shareholders’ deficit to current liabilities. The reclassification had no effect on operations or cash flows.

Concurrent with the adoption of SFAS No. 160, the Company reclassified certain accounts in the shareholders’’ equity (deficit) section to conform to the current year presentation. The reclassifications had no effect on operations or cash flows.

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the three months ended March 31, 2009 and 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The adoption of SFAS 160 on January 1, 2009, did not have a material effect on the Company’s condensed consolidation financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF is not expected to have a material impact on the Company’s condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

NOTE 2 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 Inputs– Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 Inputs– Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2009

Assets	Level I	Level II	Level III	Total

Securities available for sale	$6,559	$-	$-	$6,559
Total Assets	$6,559	$-	$-	$6,559

Convertible debentures	$-	$1,030,825	$-	$1,030,825
Derivative liabilities	-	1,661,769	-	1,661,769
Total Liabilities	$-	$2,692,594	$-	$2,692,594

December 31, 2008

Assets	Level I	Level II	Level III	Total

Securities available for sale	$13,016	$-	$-	$13,016
Total Assets	$13,016	$-	$-	$13,016

Convertible debentures	$-	$996,092	$-	$996,092
Derivative liabilities	-	1,659,991	-	1,659,991
Total Liabilities	$-	$2,656,083	$-	$2,656,083

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Note 5 for more discussion on derivatives.

NOTE 3 – CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to FIN 46(R) “ Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

NOTE 4  - CONVERTIBLE DEBENTURES PAYABLE

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5% (see Note 15). This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs discussed above. As of March 31, 2009, the unpaid balance of accrued interest was $799,139.

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 was charged to the Statement of Operations as beneficial interest. As of March 31, 2009, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $319,916.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

The aggregate principal value of the remaining debentures at March 31, 2009 and December 31, 2008 is $1,166,900. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $136,075 and $170,808, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 5 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,661,769.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At Issue	At 3/31/09
Fair market value of stock	$0.096 - $0.125	$0.00010
Exercise price	$0.086 - $0.113	$0.00007
Dividend yield	0.00%	0.00%
Risk free interest rate	5.47%	3.2%
Expected volatility	195.36% - 196.54%	332.86%
Expected life	2.00 years	3.00 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the three months ended March 31, 2009, there was a change in the fair value of the embedded derivatives, which resulted in a loss of $1,778.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the three months ended March 31, 2009 was $34,733.

NOTE 6 - RELATED PARTY ACCOUNTS

From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. In March 2009, the Company repaid $2,295 on the balance of the loan and $185,600 of deferred compensation to Mr. Mahoney. As of March 31, 2009, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $142,476. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of March 31, 2009, the outstanding balance was $141,708, plus accrued interest of $89,309.  On May 8, 2007, iVoice Technology executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of iVoice Technology, with a security interest in all of the assets of iVoice Technology to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances: deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to iVoice Technology.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On March 9, 2009, the term of the employment agreement between iVoice Technology and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of March 31, 2009, iVoice Technology has recorded $200,745 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at March 31, 2009). During the three months ended March 31, 2009 an additional $12,663 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On February 9, 2009 the Company received 16,724,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $5,352 of Promissory Notes Receivable. As of March 31, 2009, the balance of the note is $90,167 which includes accrued interest of $3,434. This transaction is eliminated in consolidation.

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

On June 30, 2008, the Company converted its outstanding accounts due from B Green Innovations, Inc. for unpaid administrative services in the amount of $4,000 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at March 31, 2009). During the three months ended March 31, 2009 an additional $11,475 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of March 31, 2009, the balance of the note is $40,602 which includes accrued interest of $727. This transaction is eliminated in consolidation.

Effective on May 1, 2008, Mr. Mahoney entered into a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, his base salary will increase at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of March 31, 2009, Mr. Mahoney is due $20,000, and no shares have been issued.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 7 - COMMON STOCK

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a)	Preferred Stock
Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of March 31, 2009, no shares were issued or outstanding.

b)	Class A Common Stock

Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of March 31, 2009, 2,602,173,527 shares were issued and 2,602,170,527 shares were outstanding.

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

For the three months ended March 31, 2009, the Company had no transactions in its Class A Common Stock.

c)	Class B Common Stock
Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued.  Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote.  Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock.  Jerome R. Mahoney is the sole owner of the Class B common stock and on March 11, 2009, Mr. Mahoney, the holder of the Class B Common Shares, elected for the Company to redeem the remaining balance of shares outstanding.  As of March 31, 2009, there are 2,204,875 shares issued and no shares outstanding.

d)	Treasury Stock
On February 11, 2002, the Company repurchased 600,000 shares of Class A common stock from a previous employee for $28,800. Following the reverse stock split on April 27, 2006, the shares were converted into 3,000 shares of Class A common stock.

NOTE 8 - GOING CONCERN

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−KSB for the fiscal year ended December 31, 2008 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Total sales for the three months ended March 31, 2009 and 2008 were $15,030 and $37,736, respectively. Sales in 2009 include $9,786 of maintenance revenues of iVoice Technology and $5,244 of product sales of B Green Innovations new green products. Sales in 2008 include $13,073 of maintenance revenues of iVoice Technology and revenues from the administrative services agreements of $24,663 in the Company. The Company no longer provides administrative service for several of our joint tenants. Declines in the maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to our customers.

Total cost of sales for the three months ended March 31, 2009 and 2008 were $9,221 and $0, respectively. Maintenance and administrative services revenues carry no direct costs. The cost of sales for the “green” products include purchases of certain packaging materials that were charged directly to cost of sales.

Total operating expenses for the three months ended March 31, 2009 and 2008, were $325,501 and $391,991, respectively, for a decrease of $66,490.  The decreases primarily consist of amortization of finance costs of $43,438, professional fees in the parent of $49,730 and overhead and office expenses of the parent of $8,087. These decreases were offset by increases of $34,765 attributable to the expenses of iVoice Technology for the staffing and roll-out of the new “green” products of B Green Innovations.

Total other income (expense) for the three months ended March 31, 2009 was an expense of $28,734. This total was primarily comprised of $34,733 amortization of the discount on debt, $4,413 of accrued interest expense on the YA Global notes and other debt and a $1,778 loss on revaluation of the derivatives. This amount was offset by $12,190 of interest income and other income. Total other income (expense) for the three months ended March 31, 2008 was an expense of $388,766. This total was primarily comprised of $1,341,642 amortization of the discount on debt and $406,904 of accrued interest expense on the YA Global notes and other debt. These are offset by $1,174,661 gain on revaluation of the derivatives, $165,647 of interest income on the cash accounts and promissory notes receivable and other income of $19,472.

Loss from operations for the three months ending March 31, 2009 and 2008 were $348,426 and $743,021, respectively. The decrease in net loss of $394,595 was primarily due to the reduced amortization of the discount on debt, decreases in operating expenses and decreases in interest expenses on lower debt, offset by lower sales, increased loss on revaluation of derivatives and lower interest income on the cash and marketable securities, and as the result of the factors discussed above.

As required by SFAS 160, the Company is required to record non-controlling interest in net income of iVoice Technology.  For the three months ended March 31, 2008, iVoice Technology reported a net gain of $54,497 and as such, the Company recorded a non-controlling interest for the period of $16,349.

Net loss applicable to iVoice, Inc, for the three months ended March 31, 2009 was $348,426 as compared to the net loss of $759,370 for the three months ended March 31, 2008.  The decrease in net loss of $410,944 was the result of the factors discussed above.

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

During the year ended December 31, 2008, we had incurred net losses from operations of $2,565,001 and we used $203,554 is cash for operations.  These matters raise doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  These expenses are anticipated to consist of the following: payroll and benefits of $400,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the three months ended March 31, 2009, the Company had a net decrease in cash of $742,805. The Company’s principal sources and uses of funds in the three months ended March 31, 2009 were as follows:

Cash flows from operating activities.  The Company used $763,076 in cash from operations in the three months ended March 31, 2009, a decrease of $894,249 compared to $131,173 in cash provided for operations in the three months ending March 31, 2008.  This decrease was primarily attributed to the pay-down of current liabilities and related party accounts, an increase in cash operating expenses and an increase in prepaid and other assets.

Cash flows from investing activities.  The Company had a net increase in funds from investing activities of $6,053 for the three months ended March 31, 2009. This was primarily due to the net proceeds from the sales of securities of $7,337 offset by spending for trademarks and other intangibles. For the three months ended March 31, 2008, the Company used $599,195 in financing activities. The net use of funds was primarily from the net effect of the consolidation of iVoice Technology of $612,637. The Company had invested $1.4 million in iVoice Technology’s Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

Cash flows from financing activities. The Company provided $14,218 in cash for financing activities in the three months ended March 31, 2009. This was from the issuance of stock of iVoice Technology to the minority shareholders. For the three months ended march 31, 2008, the Company received $5,406,065 of funds from the Smith Barney Credit Line which were used in subsequent periods to pay down the YA Global convertible debentures.

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

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that were collateralized by the proceeds available from the sales of the auction rate preferred shares (“ARPS”) discussed in Note 3. The interest rate charged on the loan is tied to the dividend rates earned on the ARPSs. When an ARPS were sold in October 2008, a portion of the proceeds is applied to pay down the short term loan and the balance is wired to the Company’s savings account.

There is no assurance that the future funding, if any, offered by YA Global or from other sources will enable us to raise the requisite capital needed to implement our long-term growth strategy.  Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

Off Balance Sheet Arrangements

During the three months ended March 31, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Contractual Obligations

The Company has no material changes in its contractual obligations during the three months ended March 31, 2009.

Forward Looking Statements - Cautionary Factors

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  Both members of the Board of Directors participate in the consideration of director nominees.

ITEM 6 - EXHIBITS

3.1	Amendment to the Certificate of Incorporation dated March 6, 2009 filed as Exhibit 3.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

10.1
Amendment Agreement dated February 21, 2008 by and between iVoice, Inc. and YA Global Investments LP. filed as Exhibit 10.1 to the Current Report on Form 8-K/A Amendment No. 1 dated February 22, 2008 and incorporated herein by reference.

10.2
Amendment No. 7 to the Employment Agreement between iVoice Technology Inc. and Jerome Mahoney dated March 9, 2009 filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
iVoice, Inc.

Date: May 20, 2009	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney, President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

3.1	Amendment to the Certificate of Incorporation dated March 6, 2009 filed as Exhibit 3.1 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

10.1
Amendment Agreement dated February 21, 2008 by and between iVoice, Inc. and YA Global Investments LP. filed as Exhibit 10.1 to the Current Report on Form 8-K/A Amendment No. 1 dated February 22, 2008 and incorporated herein by reference.

10.2
Amendment No. 7 to the Employment Agreement between iVoice Technology Inc. and Jerome Mahoney dated March 9, 2009 filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference.

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.