Form 10-Q
period 2009-06-30
IVOICE, INC /NJ
filed 2009-08-14
CIK 1105064

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, No par value, outstanding as of August 14, 2009:  2,602,170,527

iVOICE, INC. AND SUBSIDIARIES

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents, net of restricted cash of $0 and $1,512,104, respectively	$2,497,290	$3,442,590
Securities available for sale	6,149	13,016
Accounts receivable, net of allowance for doubtful accounts $12,083	2,979	--
Inventory	2,883	6,246
Prepaid expenses and other current assets	138,965	21,811
Total current assets	2,648,266	3,483,663

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $229,331 and $221,162, respectively	66,387	23,556

OTHER ASSETS

Intangible assets, net of accumulated amortization of $1,976 and and $1,608, respectively	238,964	233,939
Deposits and other assets	6,667	6,666
Total other assets	245,631	240,605

TOTAL ASSETS	$2,960,284	$3,747,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,101,451	$2,171,229
Convertible debentures payable, net of discounts of $101,341 and $170,808, respectively	1,065,559	996,092
Derivative liability on convertible debentures	1,659,558	1,659,991
Due to related parties	558,245	648,058
Deferred revenues	3,446	9,407
Total current liabilities	5,388,259	5,484,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Stockholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares; no shares issued and outstanding
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2009 – 2,602,173,527 shares issued; 2,602,170,527 shares outstanding
2008 - 2,602,173,527 shares issued; 2,602,170,527 shares outstanding	24,613,184	24,613,184
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
2009 - 2,204,875 shares issued; 0 shares outstanding
2008 - 2,204,875 shares issued; 1,512,104 shares outstanding	--	--
Additional paid-in capital	733,920	719,702
Accumulated other comprehensive income	1,068	1,785
Accumulated deficit	(27,747,347)	(27,042,824)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total stockholders' deficit	(2,427,975)	(1,736,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,960,284	$3,747,824

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months			For the three months
	Ended June 30,			Ended June 30
	2009		2008	2009	2008

SALES		$45,248	$78,704	$30,218	$40,968

COST OF SALES		20,539	--	11,318	--

GROSS PROFIT		24,709	78,704	18,900	40,968

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses		649,565	700,371	327,460	353,553
Amortization of financing costs		--	72,396	--	28,958
Depreciation and amortization		7,538	3,295	4,142	1,560
Total selling, general and administrative expenses		657,103	776,062	331,602	384,071

LOSS FROM OPERATIONS		(632,394)	(697,358)	(312,702)	(343,103)

OTHER INCOME (EXPENSE)
Other income		83,159	344,855	70,969	159,736
Gain on revaluation of derivatives		433	3,624,804	2,211	2,450,143
Amortization of discount on debt		(69,467)	(1,758,920)	(34,734)	(417,278)
Interest expense		(86,254)	(707,980)	(81,841)	(301,076)
Total other income (expense)		(72,129)	1,502,759	(43,395)	1,891,525

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES		(704,523)	805,401	(356,097)	1,548,422

PROVISION FOR INCOME TAXES		--	--	--	--

NET INCOME (LOSS)		$(704,523)	$805,401	$(356,097)	$1,548,422

NET INCOME (LOSS) PER COMMON SHAREHOLDER
Basic	$	(0.00)	$0.00	$(0.00)	$0.00
Diluted		$--	$0.00	$--	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic		2,602,170,527	1,117,554,274	2,602,170,527	1,550,083,986
Diluted		--	10,000,000,000	--	10,000,000,000

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008

Balance at beginning of the period	$1,785	$(1,096,000)

Unrealized loss on securities available for sale:

Unrealized loss arising during the period	(195)	(9,340)

Less: reclassification adjustment and losses included in net loss	(522)	(6,238)
Net change for the period	(717)	(15,578)

Balance at end of the period	$1,068	$(1,111,578)

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(704,523)	$805,401
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	7,537	3,061
Amortization of prepaid finance costs	--	72,396
Amortization of discount on debt conversion	69,467	1,203,780
Beneficial interest on issuance of stock	--	258,285
Gain on sales of securities available for sale	(1,196)	(6,237)
Interest and dividends earned on investments	--	(71,486)
(Gain) on revaluation of derivatives	(433)	(2,550,822)
Equipment received for note receivable previously written-off	(50,000)	--
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(2,979)	(29,546)
Decrease in inventory	3,363	--
(Increase) decrease in prepaid expenses and other assets	(117,155)	16,896
Increase (decrease) in accounts payable and accrued liabilities	(69,778)	328,702
(Decrease) in deferred revenues	(5,961)	--
Increase (decrease) in related party liabilities	(89,813)	52,450
Total cash provided by (used in) operating activities	(961,471)	82,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of trademarks and other intangibles	(5,393)	(2,020)
Net proceeds from sales of securities available for sale	7,346	12,191
Investment in securities and loans in unaffiliated companies	--	(77,250)
Net redemption of principal and interest on marketable securities	--	3,126,553
Net effect on cash flow from consolidation of majority owned investment	--	(744,847)
Total cash provided by investing activities	1,953	2,314,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued to non-controlling shareholders	14,218	--
Proceeds from short term borrowings	--	5,660,000
Repayment of short term borrowings	--	(1,076,999)
Repayment of convertible debentures	--	(4,796,510)
Total cash provided by (used in) financing activities	14,218	(213,509)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(945,300)	2,183,998
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,442,590	79,919
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,497,290	$2,263,917

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$6,001
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

SUPPLEMENTAL CASH FLOW INFORMATION:

a)	On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444. This transaction was eliminated in consolidation.

b)
During 2008 and 2009, the Company exchanged an aggregate of $156,860 of amounts due from iVoice Technology, Inc. and B Green Innovations, Inc. into Convertible Promissory Notes of the same amount. These transactions were eliminated in consolidation.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the six months ended June 30, 2009:

a)
The holder of the Class B Common Shares elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash pursuant to the provisions of the redemption rights in the Certificate of Incorporation.  This transaction was reflected in the accounts of the Company at December 31, 2008 in anticipation of this event.

b)	The Company received 16,724,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $5,352 of convertible notes receivable. This transaction was eliminated in consolidation.

c)
The Company received 54,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $4,320 of convertible debentures receivable. The value of these shares was impaired for the same amount because the Company will not be able to sell these on the open market.

For the six months ended June 30, 2008:

a)	The Company issued 1,383,276,987 shares of Class A common stock to YA Global Investments, LP. as repayment of principal on outstanding convertible debentures, valued at $705,085.

b)	The Company issued 212,000,000 shares of Class A Common upon the conversion of 35,700 shares of Class B Common Stock.

c)	The Company received 37,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $3,920 of convertible debentures receivable.

d)	The Company exchanged $67,535 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

e)	The Company received 151,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $12,080 of convertible notes receivable.

f)	The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

g)	The Company exchanged $47,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of iVoice, Inc. (the “Company” or “iVoice”) and its wholly owned subsidiary, iVoice Innovations, Inc. and its majority owned public company, iVoice Technology, Inc.  These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at June 30, 2009 and December 31, 2008 of $2,497,290 and $3,442,590 (net of restricted cash of $1,512,104), respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to applicable limits. The cash equivalents are not insured. The Company has uninsured cash balances at June 30, 2009 and December 31, 2008 of $1,990,528 and $4,604,226, respectively.

Securities Available-for-sale
The Company has evaluated its investment policies consistent with FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).  The Company had securities available for sale at June 30, 2009 and December 31, 2008 of $6,149 and $13,016, respectively.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at June 30, 2009 and December 31, 2008, as defined in FAS 107, does not differ materially, except for the items discussed below,  from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Income (Loss) Per Share
FAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the six months ended June 30, 2009 and 2008 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Six months ended June 30,
	2009	2008
Net income (loss) from operations	$(704,523)	$805,401
Less: net income attributable to non-controlling interest	$--	$(11,191)
Net income (loss) applicable to iVoice, Inc.	$(704,523)	$794,210

Weighted average shares outstanding - basic	2,602,170,527	1,117,554,274
Weighted average shares outstanding - diluted	--	10,000,000,000

Net income (loss) per share attributable to
iVoice, Inc common shareholders
Basic	$(0.00)	$0.00
Diluted	$--	$0.00

The Company has shares issuable upon conversion of the Class B Common Stock, YA Global Convertible Debentures and YA Global Warrants. The Company had common stock equivalents in excess of its authorized capital at June 30, 2008, so the maximum authorized shares of         10,000,000,000 is shown for diluted earnings per common share calculations. The Company had common stock equivalents of 16,700,000,000 and 47,124,088,608 at June 30, 2009 and 2008, respectively. During the first quarter of 2009, the holder of the Class B Common Shares, elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash and eliminated approximately 33.7 billion of the common stock equivalents at June 30, 2008.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

Comprehensive Income (Loss)
FAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of June 30, 2009 and 2008, the Company has several items that represent comprehensive loss, and thus, has included a statement of comprehensive income (loss).

Reclassification of accounts
Subsequent to the year ended December 31, 2008, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Corporation at the rate of $1.00 for each Class B Common Share presented to the Corporation for redemption. Consequently, the Company reclassified the redemption amount of the Class B Common Stock from Stockholders’ deficit to current liabilities. The reclassification had no effect on operations or cash flows.

Concurrent with the changes made to the iVoice Technologies Series A Convertible Preferred Stock made on March 12, 2008, the Company adopted provisions of FASB 46R and now consolidates 100% of the results of operations of iVoice Technology. The Company reclassified certain accounts in the stockholders’ deficit section to conform to the current year presentation. The reclassifications had no effect on operations or cash flows.

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the six months ended June 30, 2009 and 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 did not have a material impact on the Company’s condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company’s adoption of this EITF did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date the financial statements were issued. During this period, the Company did not have any recognizable or disclosable subsequent events.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective January 2010 and will not have a material effect on the Company’s consolidated results of operations, consolidated financial position and consolidated cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2009

Assets	Level I	Level II	Level III	Total

Securites available for sale	$6,149	$-	$-	$6,149
Total Assets	$6,149	$-	$-	$6,149

Convertible debentures	$-	$1,065,559	$-	$1,065,559
Derivative liabilities	-	1,659,558	-	1,659,558
Total Liabilities	$-	$2,725,117	$-	$2,725,117

December 31, 2008

Assets	Level I	Level II	Level III	Total

Securites available for sale	$13,016	$-	$-	$13,016
Total Assets	$13,016	$-	$-	$13,016

Convertible debentures	$-	$996,092	$-	$996,092
Derivative liabilities	-	1,659,991	-	1,659,991
Total Liabilities	$-	$2,656,083	$-	$2,656,083

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 3 – CONSOLIDATED FINANCIAL STATEMNETS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to FIN 46(R) “ Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice, Inc. and its other subsidiary.

NOTE 4  - CONVERTIBLE DEBENTURES PAYABLE

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the auction rate preferred shares (“ARPS”). As of June 30, 2009, the unpaid balance of accrued interest was $799,139.

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 was charged to the Statement of Operations as beneficial interest. As of June 30, 2009, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $406,920.

On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

The aggregate principal value of the remaining debentures at June 30, 2009 and December 31, 2008 is $1,166,900. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $101,341 and $170,808, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

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

NOTE 5 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,659,558.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At Issue	At 6/30/09
Fair market value of stock	$0.096 - $0.125	$0.00010
Exercise price	$0.086 - $0.113	$0.00007
Dividend yield	0.00%	0.00%
Risk free interest rate	5.47%	3.2%
Expected volatility	195.36% - 96.54%	319.81%
Expected life	2.00 years	3.00 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the six months ended June 30, 2009, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $433.

In accordance with SFAS 133, SFAS 150, “Accounting for Certain Financials Instruments With Characteristics of Both Liabilities and Equity” and EITF 00-19, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the six months ended June 30, 2009 was $69,467.

NOTE 6 - RELATED PARTY ACCOUNTS

From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. In March 2009, the Company repaid $2,295 on the balance of the loan and $185,600 of deferred compensation to Mr. Mahoney. As of June 30, 2009, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $177,607. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of June 30, 2009, the outstanding balance was $141,708, plus accrued interest of $93,822.  On May 8, 2007, iVoice Technology executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of iVoice Technology, with a security interest in all of the assets of iVoice Technology to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances, deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to iVoice Technology.

On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On March 9, 2009, the term of the employment agreement between iVoice Technology and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of June 30, 2009, iVoice Technology has recorded $207,646 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at June 30, 2009). During the six months ended June 30, 2009 an additional $25,326 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On February 9, 2009 the Company received 16,724,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $5,352 of Promissory Notes Receivable. As of June 30, 2009, the balance of the note is $103,793 which includes accrued interest of $4,398. This transaction is eliminated in consolidation.

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

On June 30, 2008, the Company converted its outstanding accounts due from B Green Innovations, Inc. for unpaid administrative services in the amount of $4,000 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at June 30, 2009). During the six months ended June 30, 2009 an additional $23,475 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of June 30, 2009, the balance of the note is $53,067 which includes accrued interest of $1,192. This transaction is eliminated in consolidation.

Effective on May 1, 2008, Mr. Mahoney entered into a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, his base salary will increase at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of June 30, 2009, Mr. Mahoney is due $26,000, and no shares have been issued.

NOTE 7 - COMMON STOCK

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a) Preferred Stock
Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of June 30, 2009, no shares were issued or outstanding.

b) Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of June 30, 2009, 2,602,173,527 shares were issued and 2,602,170,527 shares were outstanding.

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

For the six months ended June 30, 2009, the Company had no transactions in its Class A Common Stock.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

c) Class B Common Stock
Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued.  Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote.  Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock.  Jerome R. Mahoney is the sole owner of the Class B common stock and on March 11, 2009, Mr. Mahoney, the holder of the Class B Common Shares, elected for the Company to redeem the remaining balance of shares outstanding.  As of June 30, 2009, there are 2,204,875 shares issued and no shares outstanding.

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

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Total sales for the six months ended June 30, 2009 and 2008 were $45,248 and $78,704, respectively. Sales in 2009 include $19,311 of maintenance revenues of iVoice Technology and $25,937 of product sales of B Green Innovations new green products. Sales in 2008 include $25,378 of maintenance revenues of iVoice Technology and revenues from the administrative services agreements of $53,326 in the Company. The Company no longer provides administrative service for several of our joint tenants. Declines in the maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to our customers.

Total cost of sales for the six months ended June 30, 2009 and 2008 were $20,539 and $0, respectively. Maintenance and administrative services revenues carry no direct costs. The cost of sales for the “green” products include purchases of certain packaging materials that were charged directly to cost of sales.

Total operating expenses for the six months ended June 30, 2009 and 2008, were $657,103 and $776,062, respectively, for a decrease of $118,959.  The decreases consist of amortization of finance costs of $72,396, investor relations of $53,318, professional fees of $53,812 and overhead and office expenses of the parent of $13,260. These decreases were offset by increases of $69,584 attributable to the expenses of iVoice Technology for the staffing and roll-out of the new “green” products of B Green Innovations and increases in depreciation expenses of $4,243 on new equipment.

Total other income (expense) for the six months ended June 30, 2009 was an expense of $72,129. This total was comprised of $86,254 of accrued interest expense on the YA Global notes and other debt and $69,467 amortization of the discount on debt. These amounts were offset by $65,000 recapture of previously written off debt, $18,159 of interest income and other income and a $433 gain on revaluation of the derivatives. Total other income (expense) for the six months ended June 30, 2008 was an income of $1,502,759. This total was comprised of $3,624,804 gain on liquidation and revaluation of the derivatives, $344,855 of interest income on the cash accounts and promissory notes receivable and other income. These are offset by $1,758,920 amortization of the discount on debt and $707,980 of accrued interest expense on the YA Global notes and other debt.

Loss from operations for the six months ending June 30, 2009 was $704,523 and income from operations for the six months ended June 30, 2008 was $805,401. The increase in net loss of $1,509,924 was primarily due to the reduction in the gain on revaluation of derivatives of $3.6 million and the reduction of interest income offset by the reduction in amortization of the discount on debt of $1.7 million, decreases in operating expenses and decreases in interest expenses on lower debt as the result of the factors discussed above.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Total sales for the three months ended June 30, 2009 and 2008 were $30,218 and $40,968, respectively. Sales in 2009 include $9,525 of maintenance revenues of iVoice Technology and $20,693 of product sales of B Green Innovations new green products. Sales in 2008 include $12,305 of maintenance revenues of iVoice Technology and revenues from the administrative services agreements of $28,663 in the Company. The Company no longer provides administrative service for several of our joint tenants. Declines in the maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to our customers.

Total cost of sales for the three months ended June 30, 2009 and 2008 were $11,318 and $0, respectively. Maintenance and administrative services revenues carry no direct costs. The cost of sales for the “green” products include purchases of certain packaging materials that were charged directly to cost of sales.

Total operating expenses for the three months ended June 30, 2009 and 2008, were $331,602 and $384,071, respectively, for a decrease of $52,469.  The decreases consist of investor relations of $68,002, amortization of finance costs of $28,958 and overhead and office expenses of the parent of $5,455. These decreases were offset by increases of $35,051 attributable to the expenses of iVoice Technology for the staffing and roll-out of the new “green” products of B Green Innovations Innovations, increase of $12,313 in legal fees on additional filings and increases in depreciation expenses of $2,582 on new equipment.

Total other income (expense) for the three months ended June 30, 2009 was an expense of $43,395. This total was comprised of $81,841 of accrued interest expense on the YA Global notes and other debt and $34,734 amortization of the discount on debt. These amounts were offset by $65,000 recapture of previously written off debt, $5,969 of interest income and other income and a $2,211 gain on revaluation of the derivatives. Total other income (expense) for the three months ended June 30, 2008 was an income of $1,891,525. This total was comprised of $2,450,143 gain on liquidation and revaluation of the derivatives and $159,736 of interest income on the cash accounts and promissory notes receivable and other income. These amounts are offset by $417,278 amortization of the discount on debt and $301,076 of accrued interest expense on the YA Global notes and other debt.

Loss from operations for the three months ending June 30, 2009 was $356,097 and the income from operations of the three months ending June 30, 2008 was $1,548,422. The increase in net loss of $1,904,519 was primarily due to the reduction in the gain on revaluation of derivatives of $2.4 million and the lower interest income on the cash and marketable securities offset by reduced amortization of the discount on debt, decreases in interest expenses on lower debt and decreases in operating expenses as the result of the factors discussed above.

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

During the six months ended June 30, 2009, the Company had a net decrease in cash of $945,300. The Company’s principal sources and uses of funds in the six months ended June 30, 2009 were as follows:

Cash flows from operating activities.  The Company used $961,471 in cash from operations in the six months ended June 30, 2009, a decrease of $1,044,351 compared to $82,880 in cash provided for operations in the six months ending June 30, 2008.  This decrease was primarily attributed to the pay-down of current liabilities and related party accounts and equipment received for note receivable previously written-off, an increase in cash operating expenses and an increase in prepaid and other assets.

Cash flows from investing activities.  The Company had a net increase in funds from investing activities of $1,953 for the six months ended June 30, 2009. This was primarily due to spending for trademarks and other intangibles offset by net proceeds from the sales of securities of $7,346. For the six months ended June 30, 2008, the Company had a net increase in funds of $2,314,627 in financing activities. This was primarily due to the net redemption of marketable securities of $3,126,553. These proceeds are offset by the net effect of the consolidation of iVoice Technology of $744,847. The Company had invested $1.4 million in iVoice Technology’s Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

Cash flows from financing activities. The Company provided $14,218 in cash for financing activities in the six months ended June 30, 2009. This was from the issuance of stock of iVoice Technology to the minority shareholders. For the six months ended June 30, 2008, The Company used $213,509 in cash for financing activities in the six months ended June 30, 2008. The funds provided from the Smith Barney Credit Line of $5,660,000 were used to pay down the YA Global convertible debentures of $4,796,510. In addition, a portion of the proceeds of the sales of the auction rate preferred shares was used to repay the Smith Barney Credit Line.

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

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that were collateralized by the proceeds available from the sales of the auction rate preferred shares. The interest rate charged on the loan is tied to the dividend rates earned on the auction rate preferred shares. When an auction rate preferred shares were sold in October 2008, a portion of the proceeds is applied to pay down the short term loan and the balance is wired to the Company’s savings account.

There is no assurance that the future funding, if any, offered by YA Global or from other sources will enable us to raise the requisite capital needed to implement our long-term growth strategy.  Current economic and market conditions have made it very difficult to raise required capital for us to implement our business plan.

Off Balance Sheet Arrangements

During the six months ended June 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Contractual Obligations

The Company has no material changes in its contractual obligations during the six months ended June 30, 2009.

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

iVoice, Inc.

Date: August 14, 2009	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.