Form 10-Q
period 2009-09-30
IVOICE, INC /NJ
filed 2009-11-16
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

Commission file number:     000-29341

iVOICE, INC
(Exact name of registrant as specified in its charter)

New Jersey	51-0471976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Highway 34, Matawan, NJ	07747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:   (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock,
No par value, outstanding as of November 13, 2009:	3,401,867,145

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents, net of restricted cash of $0 and $1,512,104, respectively	$2,364,404	$3,442,590
Securities available for sale	10,901	13,016
Accounts receivable, net of allowance for doubtful accounts $12,083	11,412	--
Inventory	97	6,246
Prepaid expenses and other current assets	111,561	21,811
Total current assets	2,498,375	3,483,663

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $233,204 and $221,162, respectively	62,514	23,556

OTHER ASSETS
Intangible assets, net of accumulated amortization of $2,161 and $1,608, respectively	238,779	233,939
Deposits and other assets	6,667	6,666
Total other assets	245,446	240,605

TOTAL ASSETS	$2,806,335	$3,747,824

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,185,935	$2,171,229
Convertible debentures payable, net of discounts of $66,607 and $170,808, respectively	1,088,893	996,092
Derivative liability on convertible debentures	1,635,549	1,659,991
Due to related parties	587,856	648,058
Deferred revenues	4,269	9,407
Total current liabilities	5,502,502	5,484,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Stockholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2009 – 3,268,536,812 shares issued; 3,268,533,812 shares outstanding
2008 - 2,602,173,527 shares issued; 2,602,170,527 shares outstanding	24,731,124	24,613,184
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
2009 - 2,204,875 shares issued; 0 shares outstanding
2008 - 2,204,875 shares issued; 1,512,104 shares outstanding	--	--
Additional paid-in capital	801,420	719,702
Accumulated other comprehensive income	5,858	1,785
Accumulated deficit	(28,205,769)	(27,042,824)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total stockholders' deficit	(2,696,167)	(1,736,953)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,806,335	$3,747,824

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the nine months			For the three months
		Ended September 30,			Ended September 30,
		2009	2008		2009	2008

SALES		$73,969	$125,152		$28,721	$46,448

COST OF SALES		34,473	--		13,934	--

GROSS PROFIT		39,496	125,152		14,787	46,448

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses		948,756	1,024,529		299,191	324,158
Amortization of financing costs		--	72,396		--	--
Depreciation and amortization		11,595	4,738		4,057	1,443
Total selling, general and administrative expenses		960,351	1,101,663		303,248	325,601

LOSS FROM OPERATIONS		(920,855)	(976,511)		(288,461)	(279,153)

OTHER INCOME (EXPENSE)
Other income		103,051	461,320		19,892	116,465
Gain on revaluation of derivatives		24,442	3,690,731		24,009	65,927
Amortization of discount on debt		(104,201)	(1,840,677)		(34,734)	(81,757)
Interest expense		(265,381)	(825,598)		(179,127)	(117,618)
Total other income (expense)		(242,089)	1,485,776		(169,960)	(16,983)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES		(1,162,944)	509,265		(458,421)	(296,136)

PROVISION FOR INCOME TAXES		--	--		--	--

NET INCOME (LOSS)		$(1,162,944)	$509,265		$(458,421)	$(296,136)

NET INCOME (LOSS) PER COMMON SHAREHOLDER
Basic	$	(0.00)	$0.00	$	(0.00)	$(0.00)
Diluted		$--	$0.00		$--	$--

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic		2,669,670,752	1,528,962,237		2,804,671,201	2,342,834,778
Diluted		--	10,000,000,000		--	--

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008

Balance at beginning of the period	$1,785	$(1,096,000)

Unrealized gain (loss) on securities available for sale:

Unrealized gain (loss) arising during the period	4,604	(9,246)

Less: reclassification adjustment and losses included in net loss	(531)	(9,741)

Net change for the period	4,073	(18,987)

Balance at end of the period	$5,858	$(1,114,987)

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,162,944)	$509,265
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	11,595	4,504
Amortization of prepaid finance costs	--	72,396
Amortization of discount on debt conversion	104,201	1,238,514
Beneficial interest on issuance of stock	82,253	293,951
Gain on sales of securities available for sale	(14,895)	(10,239)
Interest and dividends earned on investments	--	(110,659)
(Gain) on revaluation of derivatives	(24,442)	(2,591,292)
Issuance of common stock for services	14,218	6,000
Equipment received for note receivable previously written-off	(50,000)	--
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(11,412)	(84,588)
Decrease in inventory	6,149	--
(Increase) in prepaid expenses and other assets	(89,752)	(2,397)
Increase in accounts payable and accrued liabilities	38,993	379,085
(Decrease) in deferred revenues	(5,138)	--
Increase in related party liabilities	7,298	86,331
Total cash (used in) operating activities	(1,093,876)	(209,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of trademarks and other intangibles	(5,393)	(9,160)
Net proceeds from sales of securities available for sale	21,083	20,737
Investment in securities and loans in unaffiliated companies	--	(77,250)
Net redemption of principal and interest on marketable securities	--	4,913,964
Net effect on cash flow from consolidation of majority owned investment	--	(622,151)
Total cash provided by investing activities	15,690	4,226,140

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term borrowings	--	5,660,000
Repayment of short term borrowings	--	(1,746,968)
Repayment of convertible debentures	--	(4,796,510)
Total cash (used in) financing activities	--	(883,478)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,078,186)	3,133,533
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	3,442,590	79,919
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,364,404	$3,213,452

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$36,825
Income taxes	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
a)	On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444. This transaction was eliminated in consolidation.
b)
During 2008 and 2009, the Company exchanged an aggregate of $175,933 of amounts due from iVoice Technology, Inc. and B Green Innovations, Inc. into Convertible Promissory Notes of the same amount. These transactions were eliminated in consolidation.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

For the nine months ended September 30, 2009:

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

c)
The Company received 54,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $4,320 of convertible debentures receivable. Management determined that these shares should be impaired for the same amount.

d)
The Company issued an aggregate of 539,696,618 shares of Class A common stock to an Officer, a Director and an affiliate for payment of $24,286 of deferred compensation and legal services. The stock was valued at $79,940 and $55,654 was charged to beneficial interest expense.

e)
The Company issued 126,666,667 shares of Class A common stock to YA Global Investments, LP as repayment of $11,400 of principal on outstanding convertible debentures. The stock was valued at $38,000 and $26,600 was charged to beneficial interest expense.

f)	iVoice Technology issued 67,750,000 shares of its Class A common stock to minority shareholders for a value of $81,718.

For the nine months ended September 30, 2008:

a)	The Company issued 1,805,499,209 shares of Class A common stock to YA Global Investments, LP. as repayment of principal on outstanding convertible debentures, valued at $778,751.

b)	The Company issued 316,000,000 shares of Class A Common upon the conversion of 40,380 shares of Class B Common Stock.

c)	The Company received 96,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $10,167 of convertible debentures receivable.

g)	The Company exchanged $80,198 of amounts due from SpeechSwitch, Inc. into a Convertible Promissory Note of the same amount.

h)	The Company received 151,000,000 shares of SpeechSwitch, Inc. Class A common stock on conversion of $12,080 of convertible notes receivable.

i)	The Company received 42,000,000 shares of iVoice Technology, Inc. Class A common stock on conversion of $13,440 of convertible notes receivable. This transaction was eliminated in consolidation.

j)	The Company exchanged $59,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

k)	The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn for legal services, valued at $6,000, related to continuation of work on patent prosecution.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to provisions of FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

The Company is publicly traded and is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “IVOI”.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, iVoice Innovations, Inc. and its Variable Interest Entity, iVoice Technology, Inc. (“iVoice Technology”). All significant inter-company transactions and balances have been eliminated in consolidation.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash and cash equivalents at September 30, 2009 and December 31, 2008 of $2,364,404 and $3,442,590 (net of restricted cash of $1,512,104), respectively.

Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to applicable limits. The cash equivalents are not insured. The Company has uninsured cash balances at September 30, 2009 and December 31, 2008 of $1,682,681 and $4,604,226, respectively.

Securities Available-for-sale
The Company has evaluated its investment policies consistent with ASC 320-10-25, “Classification of Investment Securities”, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption Accumulated Other Comprehensive Income (Loss).  The Company had securities available for sale at September 30, 2009 and December 31, 2008 of $10,901 and $13,016, respectively.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at September 30, 2009 and December 31, 2008, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the nine months ended September 30, 2009 and 2008 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Nine months ended September 30
	2009		2008
Net income (loss) applicable to iVoice, Inc.		$(1,162,944)	$509,265

Weighted average shares outstanding - basic		2,669,670,752	1,528,962,237
Weighted average shares outstanding - diluted		--	10,000,000,000

Net income (loss) per share attributable to
iVoice, Inc common shareholders
Basic	$	(0.00)	$0.00
Diluted		$--	$0.00

The Company has shares issuable upon conversion of the Class B Common Stock, YA Global Convertible Debentures and YA Global Warrants. The Company had common stock equivalents in excess of its authorized capital at September 30, 2008, so the maximum authorized shares of 10,000,000,000 is shown for diluted earnings per common share calculations. The Company had common stock equivalents of 16,537,142,857 and 50,302,311,111 at September 30, 2009 and 2008, respectively. During the first quarter of 2009, the holder of the Class B Common Shares, elected for the Company to redeem 1,512,104 shares of Class B Common Stock for cash and eliminated approximately 33.6 billion of the common stock equivalents at September 30, 2008.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

Accumulated Other Comprehensive Income (Loss)
ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The items of other comprehensive income (loss) that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2009 and 2008, the Company has several items that represent comprehensive loss, and thus, has included a statement of comprehensive income (loss).

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

Concurrent with the changes made to the iVoice Technologies Series A Convertible Preferred Stock made on March 12, 2008, the Company adopted provisions of ASC 810 and now consolidates 100% of the results of operations of iVoice Technology. The Company reclassified certain accounts in the stockholders’ deficit section to conform to the current year presentation. The reclassifications had no effect on operations or cash flows.

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued ASC 815, "Derivatives and Hedging."  ASC 815 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  ASC 815 is effective for contracts entered into or modified after September 30, 2003, except in certain circumstances, and for hedging relationships designated after September 30, 2003. The financial statements for the nine months ended September 30, 2009 and 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global Convertible Debentures.

Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“ASC”) is intended to be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there was no impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)”. The purpose of this Update is to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. This guidance is effective upon issuance. There was no material impact to the Company from the adoption of this standard.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

ASC 820 classifies these inputs into the following hierarchy:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2009

Assets	Level I	Level II	Level III	Total

Securites available for sale	$10,901	$-	$-	$10,901
Total Assets	$10,901	$-	$-	$10,901

Convertible debentures	$-	$1,088,893	$-	$1,088,893
Derivative liabilities	-	1,635,549	-	1,635,549
Total Liabilities	$-	$2,724,442	$-	$2,724,442

December 31, 2008

Assets	Level I	Level II	Level III	Total

Securites available for sale	$13,016	$-	$-	$13,016
Total Assets	$13,016	$-	$-	$13,016

Convertible debentures	$-	$996,092	$-	$996,092
Derivative liabilities	-	1,659,991	-	1,659,991
Total Liabilities	$-	$2,656,083	$-	$2,656,083

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
SEPTEMBER 30, 2009 AND 2008

NOTE 3 – CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Secured Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. These securities are also secured by the assets of iVoice Technology, Inc. On March 6, 2009, iVoice Technology amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to ASC 810, “Consolidation”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice, Inc. and its other subsidiary.

NOTE 4  - CONVERTIBLE DEBENTURES PAYABLE

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the auction rate preferred shares (“ARPS”). As of September 30, 2009, the unpaid balance of accrued interest was $799,139.

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2010 and to raise the interest rate to 15% per annum. During the nine months ended September 30, 2009, we issued 126,666,667 shares of Class A common stock, with a value of $38,000, as repayment of $11,400 of principal. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. As of September 30, 2009, the unpaid principal balance on the secured convertible debenture is $1,155,500 plus accrued interest of $451,579.

On October 31, 2007, the Company executed a waiver agreement with YA Global that provides that if the Company reduces the debt to $141,523 that YA Global will waive its rights to any future payments and will consider the account paid in full. This waiver agreement was executed to compensate the Company for losses incurred on the sales of the Corporate Strategies investments.

The aggregate principal value of the remaining debentures at September 30, 2009 and December 31, 2008 is $1,155,500 and $1,166,900, respectively. This amount is shown on the balance sheet net of the unamortized portion of the discount on conversion of $66,607 and $170,808, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

See Note 9, “Subsequent Events”, for discussions of current negotiations with YA Global.

NOTE 5 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,635,549.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At Issue	At 9/30/09
Fair market value of stock	$0.096 - $0.125	$ 0.00010
Exercise price	$0.086 - $0.113	$ 0.00007
Dividend yield	0.00%	0.00%
Risk free interest rate	5.47%	3.2%
Expected volatility	195.36% - 196.54%	219.62%
Expected life	2.00 years	3.00 years

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the condensed consolidated statements of operations. During the nine months ended September 30, 2009, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $24,442.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount of is being amortized over the life of the convertible debentures. Amortization expense on the debt discount on the convertible debentures for the nine months ended September 30, 2009 was $104,201.

NOTE 6 - RELATED PARTY ACCOUNTS

From time to time, the Company has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. In March 2009, the Company repaid $2,295 on the balance of the loan and $185,600 of deferred compensation to Mr. Mahoney. In September 2009, the Company issued 280,000,000 shares of Class A Common Stock for repayment of $12,600 of deferred compensation. As of September 30, 2009, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $208,716. Balances due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under his Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, iVoice Technology had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of iVoice Technology.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of iVoice Technology, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of iVoice Technology, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of iVoice Technology maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the iVoice Technology. As of September 30, 2009, the outstanding balance was $127,308, plus accrued interest of $98,359.  On May 8, 2007, iVoice Technology executed a Security Agreement providing Jerome Mahoney, President and Chief Executive Officer of iVoice Technology, with a security interest in all of the assets of iVoice Technology to secure the promissory note dated August 5, 2005 and all future advances including, but not limited to, additional cash advances, deferred compensation, deferred expense reimbursement, deferred commissions and income tax reimbursement for the recognition of income upon the sale of common stock for the purpose of the holder advancing additional funds to iVoice Technology.

On August 1, 2004, iVoice Technology entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of iVoice Technology with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On March 9, 2009, the term of the employment agreement between iVoice Technology and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of iVoice Technology determines that it has sufficient financial resources to pay his compensation in cash. As of September 30, 2009, iVoice Technology has recorded $214,547 of deferred compensation due to Mr. Mahoney. The Board of iVoice Technology has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of iVoice Technology and no longer serves as Non-Executive Chairman of the Board of iVoice Technology.

On March 5, 2008, the Company converted its outstanding accounts due from iVoice Technology, Inc. for unpaid administrative services in the amount of $50,652 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at September 30, 2009). During the nine months ended September 30, 2009 an additional $37,989 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. On February 9, 2009 the Company received 16,724,000 shares of iVoice Technology, Inc. Class A Common Stock upon conversion of $5,352 of Promissory Notes Receivable. As of September 30, 2009, the balance of the note is $117,566 which includes accrued interest of $5,508. This transaction is eliminated in consolidation.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

Common Stock upon conversion of $5,352 of Promissory Notes Receivable. As of September 30, 2009, the balance of the note is $117,566 which includes accrued interest of $5,508. This transaction is eliminated in consolidation.

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

On September 30, 2008, the Company converted its outstanding accounts due from B Green Innovations, Inc. for unpaid administrative services in the amount of $4,000 into a convertible promissory note at the rate of prime plus 1 percent per annum (4.25% at September 30, 2009). During the nine months ended September 30, 2009 an additional $35,475 was added to this note based on any unpaid administrative services, and will accrue interest at the above specified rate from date of advance until paid. The principal and interest shall be due and payable as follows: (a) interest shall accrue monthly on the unpaid balance and shall be paid annually, and (b) principal shall be payable on demand. As of September 30, 2009, the balance of the note is $65,665 which includes accrued interest of $1,790. This transaction is eliminated in consolidation.

Effective on May 1, 2008, Mr. Mahoney entered into a consulting agreement with B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, his base salary will increase at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of September 30, 2009, Mr. Mahoney is due $32,000, and no shares have been issued.

NOTE 7 - COMMON STOCK

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a)	Preferred Stock
Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of September 30, 2009, no shares were issued or outstanding.

b)	Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of September 30, 2009, 3,268,536,812 shares were issued and 3,268,533,812 shares were outstanding.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

For the nine months ended September 30, 2009:

•
The Company issued 280,000,000 shares of Class A common stock to an Officer of the Company for payment of $12,600 of deferred compensation. The stock was valued at $28,000 and $15,400 was charged to beneficial interest expense.

•
The Company issued 129,848,309 shares of Class A common stock to a Director of the Company for payment of $5,843 of deferred compensation. The stock was valued at $25,970 and $20,127 was charged to beneficial interest expense.

•
The Company issued 128,848,309 shares of Class A common stock to Meritz and Muenz, LLP for payment of $5,843 for previously incurred legal services. The stock was valued at $25,970 and $20,127 was charged to beneficial interest expense.

•
The Company issued 126,666,667 shares of Class A common stock to YA Global Investments, LP as repayment of $11,400 of principal on outstanding convertible debentures. The stock was valued at $38,000 and $26,600 was charged to beneficial interest expense.

c)	Class B Common Stock
Class B Common Stock consists of 50,000,000 shares of authorized common stock with $.01 par value. Each share of Class B common stock is convertible into Class A common stock calculated by dividing the number of Class B shares being converted by fifty percent (50%) of the lowest price that the Company had previously issued its Class A common stock since the Class B shares were issued.  Each holder of Class B common stock has voting rights equal to the number of Class A shares that would be issued upon the conversion of the Class B shares, had all of the outstanding Class B shares been converted on the record date used for purposes of determining which shareholders would vote.  Holders of Class B common stock are entitled to receive dividends in the same proportion as the Class B common stock conversion and voting rights have to Class A common stock.  Jerome R. Mahoney is the sole owner of the Class B common stock and on March 11, 2009, Mr. Mahoney, the holder of the Class B Common Shares, elected for the Company to redeem the remaining balance of shares outstanding.  As of September 30, 2009, there are 2,204,875 shares issued and no shares outstanding.

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

NOTE 9 - SUBSEQUENT EVENTS

On October 10, 2009. the Company issued 133,333,33 shares of Class A common stock to YA Global Investments, LP as repayment of $12,000 of principal on outstanding convertible debentures.

On December 1, 2008, the Company notified YA Global that there was a dispute regarding the final balance of principal and accrued interest for Convertible Debentures with YA Global. This dispute dates back to written commitments and verbal reconfirmations made to the Company by YA Global in respect to the Company’s unreimbursed losses on the investment in Corporate Strategies. The Company and YA Global reached a settlement agreement on November 12, 2009 whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600 and interest free. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2008 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. The Company and iVoice Technology continue to share common management and as such, according to ASC 810 “Consolidation”, iVoice, Inc. is required to consolidate the results of operations of iVoice Technology with those of iVoice and its other subsidiary.

Results of Operations

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Total sales for the nine months ended September 30, 2009 and 2008 were $73,969 and $125,152, respectively. The decrease in sales of $51,183 is primarily due to the decrease in administrative service fees and IVR maintenance revenues offset by new product sales of B Green Innovations (“B Green”) green products. The Company no longer provides administrative services for several of our joint tenants. Declines in the IVR maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the nine months ended September 30, 2009 and 2008 were $34,473 and $0, respectively. IVR Maintenance and administrative services revenues carry no direct costs. The cost of sales for the “green” products includes purchases of certain packaging materials that were charged directly to cost of sales.

Total operating expenses for the nine months ended September 30, 2009 and 2008, were $960,351 and $1,101,663, respectively, for a decrease of $141,312.  The decreases consist of amortization of finance costs of $72,396, investor relations of $68,087, professional fees of $50,814 and overhead and office expenses of $26,320. These decreases were offset by increases of $69,448 attributable to the expenses of B Green for the staffing and roll-out of the new “green” products company and increases in depreciation expenses of $6,857 on new equipment.

Total other income (expense) for the nine months ended September 30, 2009 was an expense of $242,089. This total was comprised of $130,028 of accrued interest expense on the YA Global notes and other debt, $135,353 beneficial interest on debt conversion and $104,201 amortization of the discount on debt. These amounts were offset by $65,000 recapture of previously written off debt, $12,408 gain on sales of securities, $25,643 of interest income and other income and a $24,442 gain on revaluation of the derivatives. Total other income (expense) for the nine months ended September 30, 2008 was an income of $1,485,776. This total was comprised of $3,690,731 gain on liquidation and revaluation of the derivatives, $461,320 of interest income on the cash accounts and promissory notes receivable and other income. These are offset by $1,840,677 amortization of the discount on debt and $825,598 of accrued interest expense on the YA Global notes and other debt.

Loss from operations for the nine months ending September 30, 2009 was $1,162,944 and income from operations for the nine months ended September 30, 2008 was $509,265. The increase in net loss of $1,672,209 was primarily due to the reduction in the gain on revaluation of derivatives of $3.7 million and the reduction of interest income offset by the reduction in amortization of the discount on debt of $1.7 million, decreases in operating expenses and decreases in interest expenses on lower debt as the result of the factors discussed above.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Total sales for the three months ended September 30, 2009 and 2008 were $28,721 and $46,448, respectively. The decrease in sales of $17,727 is primarily due to the decrease in administrative service fees and IVR maintenance revenues offset by new product sales of B Green Innovations (“B Green”) green products. The Company no longer provides administrative services for several of our joint tenants. Declines in the IVR maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the three months ended September 30, 2009 and 2008 were $13,934 and $0, respectively. IVR Maintenance and administrative services revenues carry no direct costs. The cost of sales for the “green” products includes purchases of certain packaging materials that were charged directly to cost of sales.

Total operating expenses for the three months ended September 30, 2009 and 2008, were $303,248 and $325,601, respectively, for a decrease of $22,353.  The decreases consist of investor relations of $16,624 and  professional fees of $9,146. These decreases were offset by increases of $352 attributable to the expenses of B Green for the staffing and roll-out of the new “green” products company, increases in depreciation expenses of $2,614 on new equipment and an increase overhead and office expenses of $451.

Total other income (expense) for the three months ended September 30, 2009 was an expense of $169,960. This total was comprised of $43,774 of accrued interest expense on the YA Global notes and other debt, $135,353 beneficial interest on debt conversion and $34,734 amortization of the discount on debt. These amounts were offset by $19,892 of interest income and other income and a $24,009 gain on revaluation of the derivatives. Total other income (expense) for the three months ended September 30, 2008 was an expense of $16,983. This total was comprised of $81,757 amortization of the discount on debt and $117,618 of accrued interest expense on the YA Global notes and other debt. These amounts are offset by $65,927 gain on liquidation and revaluation of the derivatives and $116,465 of interest income on the cash accounts and promissory notes receivable and other income.

Loss from operations for the three months ending September 30, 2009 and 2008 were $458,421 and $296,136, respectively. The increase in net loss of $162,285 was primarily due to the reduction in interest income, increased beneficial interest on debt conversion and reduction in the gain on revaluation of derivatives.  These were offset by reduced amortization of the discount on debt and decreases in operating expenses as the result of the factors discussed above.

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

During the nine months ended September 30, 2009, the Company had a net decrease in cash of $1,078,186. The Company’s principal sources and uses of funds in the nine months ended September 30, 2009 were as follows:

Cash flows from operating activities.  The Company used $1,093,876 in cash from operations in the nine months ended September 30, 2009, a decrease of $884,747 compared to $209,129 in cash used in operations in the nine months ending September 30, 2008.  This decrease was primarily attributed to the cash loss from operations, the pay-down of current liabilities and related party accounts and an increase in prepaid and other assets.

Cash flows from investing activities.  The Company had a net increase in funds from investing activities of $15,690 for the nine months ended September 30, 2009. This was primarily due to net proceeds from the sales of securities of $21,083 offset by spending for trademarks and other intangibles. For the nine months ended September 30, 2008, the Company had a net increase in funds of $4,226,140 in financing activities. This was primarily due to the net redemption of marketable securities of $4,913,964. These proceeds are offset by the net effect of the consolidation of iVoice Technology of $622,151. The Company had invested $1.4 million in iVoice Technology’s Series A Convertible Preferred Stock and iVoice Technology has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and their investment in B Green Innovations, a wholly owned subsidiary of iVoice Technology.

Cash flows from financing activities. For the nine months ended September 30, 2008, The Company used $883,478 in cash for financing activities in the nine months ended September 30, 2008. The funds provided from the Smith Barney Credit Line of $5,660,000 were used to pay down the YA Global convertible debentures of $4,796,510. In addition, a portion of the proceeds of the sales of the auction rate preferred shares was used to repay the Smith Barney Credit Line of $1,746,968.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Contractual Obligations

The Company has no material changes in its contractual obligations during the nine months ended September 30, 2009.

Subsequent Events

On December 1, 2008, the Company notified YA Global that there was a dispute regarding the final balance of principal and accrued interest for Convertible Debentures with YA Global. This dispute dates back to written commitments and verbal reconfirmations made to the Company by YA Global in respect to the Company’s unreimbursed losses on the investment in Corporate Strategies. The Company and YA Global reached a settlement agreement on November 12, 2009 whereby the Company made a cash payment of $500,000 and issued an interest free Amended and Restated Convertible Debenture for the sum of $671,600. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement.

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

iVoice, Inc.

Date: November 16, 2009	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required under Section 906 of the Sarbanes-Oxley Act of 2002.