Form 10-K
period 2009-12-31
IVOICE, INC /NJ
filed 2010-04-13
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $515,349 using the closing price on June 30, 2009.

As of April 5, 2010, the Registrant had 3,401,867,145 shares of Class A, no par value common stock outstanding.

 PART I

Item 1. Business.

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

On February 2, 2004, we spun out our wholly owned subsidiary, Trey Resources Inc. by distributing a special dividend to our shareholders of Trey Resources, Inc. Class A Common Stock shares and on August 5, 2005, we spun out three of our operating companies by distributing special dividends to our shareholders of Class A Common Stock of our three wholly owned subsidiaries: iVoice Technology Inc, Deep Field Technologies Inc and SpeechSwitch Inc.

In May 2005, we formed a new wholly owned subsidiary, iVoice Acquisition Corporation in the State of New Jersey to facilitate future acquisitions made by us.

On January 6, 2006, iVoice Acquisition Corporation entered into an Agreement and Plan of Merger with Thomas Pharmaceuticals Ltd., a New York corporation (“Thomas NY”). Under the terms of the Agreement, Thomas NY merged into iVoice Acquisition Corporation with this company changing its name to Thomas Pharmaceuticals, Ltd. (“Thomas NJ”).  The shareholders of Thomas NY exchanged all of their common stock shares of Thomas NY for 500,000 Thomas NJ Series A Convertible Preferred Stock (“Series A Preferred Stock”) shares. In 2007, the Series A Preferred Stock shareholders elected to have the Company spin-off Thomas NJ from iVoice.

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc. Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. On November 16, 2009, iVoice Technology completed a merger with its wholly owned subsidiary B Green Innovations, Inc, and renamed the company B Green Innovations, Inc. (“B Green Innovations”). The Company and B Green Innovations continue to share common management and the Company is a major investor in B Green Innovations, and as such, according to provisions of FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, iVoice, Inc. is required to consolidate the results of operations of B Green Innovations with those of iVoice and its other subsidiary.

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

In March 2008, we invested $1.4 million in iVoice Technology which is dedicated to becoming a “green” technology company, focused on acquiring and identifying promising technologies that address environmental issues. In November 2009, iVoice Technology changed its name to B Green Innovations, Inc. (“B Green Innovations”)(OTC Bulletin Board: BGNN). In March 2010, we invested an additional $1.1 million in B Green Innovations so they could execute their strategic business plan and improve shareholder value. This funding is basic to fulfilling B Green’s commitment to realize its additional product offerings and potential opportunities.

Administrative Service Agreements

In conjunction with the various spin-offs, iVoice Technology, Deep Field Technology, SpeechSwitch and Thomas Pharmaceuticals have individually entered into temporary administrative services agreement with us. Under the terms of these agreements, iVoice provided the companies with physical premises, contract review, sales issuance, invoicing and collection services, financial accounting and reporting, claims administration and reporting, and other areas where the companies need transitional assistance and support. These agreements will continue on a month-to-month basis until these companies have found replacement services for those services being provided by us or can provide these services for itself.

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

We have five remaining patent applications in our portfolio.  These applications include the “Wirelessly Loaded Speaking Medicine Container”, the “Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology”, the “Product Identifier and Receive Spoken Instructions”, the “Pedestrian Air Bag Device” and the “Traffic Signal System with Countdown Signaling and with Advertising and/or News Message”.

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

Employees

As of the date of this filing, the parent of iVoice, Inc. has 2 full-time employees and 1 part-time consultant for a total of 3 individuals.  None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K or incorporated by reference may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Registrant’s expectations or beliefs, including but not limited to, statements concerning the Registrant’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

This annual report contains forward-looking statements, many assuming that the Company secures adequate financing and is able to continue as a going concern, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur. In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

These risks and uncertainties and other factors include, but are not limited to, those set forth below.  All subsequent written and oral forward-looking statements attributable to the company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

As of December 31, 2009, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2009, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has negative cash flows from operations, negative working capital and recurring losses from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

Our existing convertible obligations are convertible based upon a formula that varies with the market price of our common stock.  As a result, if the market price of our Class A Common Stock increases after the issuance of our convertible obligations, it is possible, that, upon conversion of our convertible obligations, we will issue shares of Class A Common Stock at a price that is less than the then-current market price of our Class A Common Stock.

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

We will seek to expand our operations through the acquisition of additional businesses.  We may not be able to identify, successfully integrate or profitably manage any such businesses or operations.  The proposed expansion may involve a number of special risks, including possible adverse effects on our operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on the our condition and results of operations.  In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers’ operations could increase materially.  Our inability to implement and manage our expansion strategy successfully may have a material adverse effect on our business and future prospects.  Furthermore, through the acquisition of additional businesses, we may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth.  While we may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of our limited resources, we, in all likelihood, will have the ability to effect only a single business acquisition at one time.  Currently, we have no plans, proposals or arrangements, either orally or in writing, regarding any proposed acquisitions.

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

We believe that our going-forward expenses for the iVoice parent over the next 12 months will be approximately $500,000.  We have no current plan to hire additional employees, perform additional research and development or purchase additional equipment or services.  We believe that the deficiency between our expenses and net revenues will be more than covered by the cash available.  If there are additional deficiencies that are in excess of the proceeds of the Securities Purchase Agreement, management believes that we can limit our operations, defer payments to management and maintain our business at nominal levels until we can identify alternative sources of capital.

Our sole officer controls a significant percentage of our capital stock and has sufficient voting power to control the vote on substantially all corporate matters.

As of March 29, 2010, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 63% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock).  Mr. Mahoney is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of us.

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

The Company has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the Company’s limited number of employees, which is a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud.  Inferior internal controls could cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock.  Management has found it necessary to limit the Company’s administrative staffing in order to conserve cash, until the Company’s level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company has identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.  Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company’s administrative employees are capable of following its disclosure controls and procedures effectively.

We have made a distribution of shares of Class A Common Stock of B Green Innovations, Inc. to our shareholders, which may result in our President, Chief Executive Officer and Director having conflicts of interest, and we do not have any formal procedure for resolving any such conflicts in the future.

Following the distribution to our shareholders of shares of Class A common stock of B Green Innovations, Inc (f/k/a iVoice Technology, Inc), our President, Chief Executive Officer and Director, Jerome R. Mahoney, is now also serving as President, Chief Executive Officer and Director of B Green Innovations, Inc. Mr. Mahoney owns 115,025 shares of B Green Innovations’ Class B common stock and has the right to convert $325,143 of indebtedness into an additional 325,143 shares of Class B common stock of B Green Innovations, which are all convertible into an indeterminable number of shares of Class A common stock of B Green Innovations.  This could create, or appear to create, potential conflicts of interest when our President, Chief Executive Officer and Director is faced with decisions that could have different implications for B Green Innovations.  Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between B Green Innovations and us.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public’s perception of us following the distribution.  Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

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

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock incentive plans, stock options, warrants, or other convertible securities that are presently outstanding.  Issuance of these shares will have the effect of diluting the equity interest of our existing shareholders and could have an adverse effect on the market price for our Class A common stock.  As of December 31, 2009, 3,731,111,111 shares have been reserved for conversion pursuant to the terms of the Secured Convertible Debenture with YA Global Investments. Otherwise, 2,867,021,744 shares of Class A common stock, reserved for possible future issuance.

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

Item 2. Properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol “IVOI.”  The following table shows the high and low closing prices for the periods indicated.

	High	Low
2008

First Quarter	$0.0015	$0.0005
Second Quarter	$0.0005	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0003	$0.0001

2009

First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0003	$0.0001

Holders of Common Equity.

As of December 31, 2009, the number of record holders of our common shares was approximately 767.

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

Sales of Unregistered Securities.

In the year ending December 31, 2009, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

•	The Company issued 260,000,000 shares of Class A common stock to YA Global Investments as repayment of principal and accrued interest on an outstanding convertible debenture, valued at $64,667.

•	The Company issued 280,000,000 shares of Class A common stock to an Officer of the Company for payment of deferred compensation, valued at $28,000.

•	The Company issued 129,848,309 shares of Class A common stock to a Director of the Company for payment of deferred compensation, valued at $25,970.

•	The Company issued 129,848,309 shares of Class A common stock to Meritz and Muenz, LLP for payment of previously incurred legal services, valued at $25,970.

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

As of December 31, 2009, we had 3,401,870,145 shares of Class A common stock issued and 3,401,867,145 shares outstanding.

Class B Common Stock

Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had previously issued our Class A Common Stock since the Class B Common Stock were issued.  Every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock held by that holder, had all of the outstanding Class B Common Stock held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election.  With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock shall vote together with Class A Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law.  There shall be no cumulative voting by shareholders.  Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock, had all of the outstanding Class B Common Stock been converted on the record date established for the purposes distributing any dividend or other shareholder distribution. On March 11, 2009, Jerome R. Mahoney, redeemed 1,512,104 shares of Class B Common Stock. As of December 31, 2009 there are 50,000,000 shares authorized, 2,204,875 shares issued and 2,204,875 shares retired.

Options and Warrants

As of December 31, 2009, there are no options or warrants outstanding

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	385,576,691

Equity compensation plans not approved by security holders	0	N/A	390,576,691
Total	0	N/A	776,153,382

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

For the year ended December 31, 2009, 515,425,000 shares were authorized and 129,848,309 shares were issued under the 2005 Plan.

2008 Directors’ and Officers’ Stock Incentive Plan

On November 21, 2008, the Company adopted the 2008 Directors’ and Officers’ Stock Incentive Plan (the “2008 D&O Plan”). The purpose of the 2008 D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of iVoice, Inc.; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.

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

All officers and directors of the Company and subsidiaries shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

For the year ended December 31, 2009, 520,425,000 shares were authorized and 129,848,309 shares were issued under the 2008 D&O Plan.

Debt

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs. As of December 31, 2008, the unpaid balance of accrued interest was $799,139. On November 12, 2009, the Company and YA Global reached a settlement agreement and the balance of the unpaid interest was forgiven.

On May 25, 2006, the Company issued to YA Global a $1,250,000 (“Debenture Number CCP-1”) secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock, with a value of $249,111, as repayment of $83,100 of principal. The difference of $166,011 is charged to the Statement of Operations as beneficial interest. As of December 31 2008, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $319,916. During the year ended December 31, 2009, we issued 260,000,000 shares of Class A common stock, with a value of $64,667, as repayment of $23,400 of principal. The difference of $41,267 is charged to the Statement of Operations as beneficial interest. On November 12, 2009, the Company and YA Global reached a settlement agreement whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600. The balance of the unpaid interest of $404,695 was forgiven.

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014 and is interest free. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement.

We can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  We shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s (n/k/a B Green Innovations, Inc) Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. As a result of this transaction, the Company consolidated the results of operations of B Green Innovations, Inc. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. On November 16, 2009, iVoice Technology completed a merger with its wholly owned subsidiary B Green Innovations, Inc, and renamed the company B Green Innovations, Inc. (“B Green Innovations”). The Company is the primary beneficiary of B Green Innovations, and as such, according to provisions of FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, iVoice, Inc. continued to consolidate the results of operations of B Green Innovations with those of iVoice and its other subsidiary.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Total sales for the years ended December 31, 2009 and 2008 were $108,120 and $173,424, respectively. Sales in 2009 include recurring maintenance contracts and anti-vibration product revenues of B Green Innovations. Sales in 2008 include $46,773 of recurring maintenance contracts and anti-vibration product revenues of B Green Innovations and $126,651 of administrative services agreements.

Cost of sales for the years ended December 31, 2009 and 2008 were $46,594 and $746, respectively. The costs represent the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer.

Total operating expenses for the years ended December 31, 2009 and 2008, were $1,371,622 and $1,338,444, respectively, for a increase of $33,178.  The increases consist of $79,310 attributable to the expenses of B Green for the staffing and roll-out of the new “green” products company, $66,626 impairment of intangibles and increases in depreciation expenses of $7,239 on new equipment. These increases were offset by decreases in investor relations of $37,517, professional fees of $49,568 and overhead and office expenses of $32,912.

Total other income (expense) for the year ended December 31, 2009 was an income of $1,529,876. This total was primarily comprised of $1,344,877 gain as the result of the YA Global settlement agreement, $917,852 gain on revaluation of the derivatives, $99,000 gain on settlement with our investor brokers related to the illiquidity in our auction rate securities market, $41,394 gain on sales of securities available for sale, $25,503 gain on repayment of settlements of previously written off account and $26,915 of interest income on the cash accounts. These are offset by $637,857 of beneficial interest expense on debt conversions to equity, $150,333 of accrued interest expense on the YA Global notes and other debt and $152,723 amortization of the discount on debt. Total other income (expense) for the year ended December 31, 2008 was an expense of $1,399,235. This total was primarily comprised of $1,959,745 amortization of the discount on debt conversion, $2,982,833 fair value adjustment on the impairment of several investments and $880,618 of accrued interest expense on the YA Global notes and other debt and amortization of finance costs of $72,396. These amounts are offset by $3,854,935 gain on revaluation of the derivatives, $543,244 of interest income and $98,178 of other income primarily from the B Green Innovations settlement with YA Global.

Net income for the year ending December 31, 2009 was $219,780. The net loss for the year ending December 31, 2008 was $2,565,001. The decrease in net loss of $2,784,781 was primarily due to the decrease of $1,812,246 in amortization of the discount on debt conversion and the $1,344,877 gain as the result of the YA Global settlement agreement and the results of the factors discussed above.

The net loss attributable to non-controlling interest of $928,405 reflects 100% of the operating loss recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the year ended December 31, 2009. In the year ended December 31, 2008, the net income attributable to non-controlling interest of $13,293 reflects 30% of the net income of B Green Innovations. During 2009, B Green Innovations amended their Certificate of Incorporation and eliminated the voting rights of the Series A Preferred Stock, which reduced iVoice’s voting rights from 70% to 0%.

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

During the years ended December 31, 2009 and 2008, we had incurred consolidated losses from operations of $1,310,096 and $1,165,766, respectively, and had cash flow deficiencies from operations of $1,141,998 and $203,554, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We anticipate that our operations of the iVoice parent will require at least $500,000 for the next 12 months.  These expenses are anticipated to consist of the following: payroll and benefits of $200,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 24 months.

During the year ended December 31, 2009, we had a net decrease in consolidated cash and cash equivalents of $3,111,893. During the year ended December 31, 2008, we had a net increase in consolidated cash and cash equivalents of $4,874,775. The Company’s principal sources and uses of funds in the years ended December 31, 2009 and 2008 were as follows:

Cash flows from operating activities.  For the years ended December 31, 2009 and 2008, we used $1,141,998 and $203,554, respectively, in cash for operating activities. The increase in cash used in operations of $938,444 was primarily the result of higher net cash loss (net loss after adding back non-cash items but before considering changes in certain assets and liabilities) of $658,960 and a smaller increase in accounts payable and accrued expenses of $420,499.

Cash flows from investing activities.  We provided cash of $42,209 from investing activities in the year ended December 31, 2009. The increase in cash was primarily due to the sales of securities available for sales offset by the increase in costs of intangible assets. We provided cash of $9,874,839 from investing activities in the year ended December 31, 2008. The increase in cash was primarily due to the liquidation of our Auction Rate Securities of $10,814,954. These proceeds are offset by the net effect of the consolidation of B Green Innovations (f/k/a iVoice Technology) of $879,840. The Company had invested $1.4 million in B Green Innovation, Inc. Series A Convertible Preferred Stock and B Green Innovations has used a portion of these proceeds to pay down a portion of the YA Global Convertible Debentures and to their investment in new green products development and distribution.

Cash flows from financing activities. For the year ended December 31, 2009, we used $2,012,104 cash for financing activities for repayment of debt to YA Global pursuant to the settlement agreement and for the redemption of  Class B Common Shares for $1,512,104. For the year ended December 31, 2008, we used $4,796,510 cash for financing activities. During the year, funds provided by the Smith Barney Credit Line of $5,660,000 were used to pay down the YA Global convertible debentures of $4,796,510. Proceeds from the liquidation of our Auction Rate Securities were then used to repay the Smith Barney Credit Line account.

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

On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2011 and to raise the interest rate to 15% per annum. On November 12, 2009, the Company and YA Global reached a settlement agreement whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600.

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

We can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  A 20% redemption premium on the principal amount being redeemed is required. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

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

Off Balance Sheet Arrangements

During the year ended December 31, 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

			Period Served as
Name	Age	Position	Officer\Director

Jerome R. Mahoney	50	President, CEO,	5-21-99 to present
		Director

Frank V. Esser	70	Director	2-24-04 to present

Jerome R. Mahoney.  Mr. Mahoney has been our Chief Executive Officer and our sole director since May 21, 1999.  Mr. Mahoney served as Non-Executive Chairman of the Board of Trey Resources, Inc., Livingston, New Jersey and a member of its Board of Directors from January 1, 2003 through May 6, 2009.  He had served as Non-Executive Chairman of the Board of SpeechSwitch, Inc., Matawan, New Jersey, from November 10, 2004 until February 2008.  He has served as Non-Executive Chairman of the Board of Thomas Pharmaceuticals, Ltd., Matawan, New Jersey from May 19, 2005 until April 16, 2008. He has also served as Non-Executive Chairman of the Board of MM² Group, Inc., Matawan, New Jersey from October 19, 2005 through September 29, 2009.  He is the President, Chief Executive Officer, Chief Financial Officer and Secretary of B Green Innovations, Inc, Matawan, NJ, and has held this position since August 30, 2006. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until January 27, 2007.

Frank V. Esser. Board Member since February 24, 2004 and the Chairman of the Audit Committee. Since 1998, Mr. Esser accepted the position of Senior Associate at Beacon Consulting Associates, adding the title of Vice President in 1999. Mr. Esser is also a Board member of B Green Innovations, Inc., Matawan, New Jersey, since June 2005.  Mr. Esser is also a Board member of Thomas Pharmaceuticals, Ltd, Matawan, New Jersey, since January 2006.  Mr. Esser is a Certified Public Accountant in New York State presently in retired status.

There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. The Company has an audit committee in place and has one independent member of the Board of Directors.

For the year ended December 31, 2009, the Board held no meeting and acted six times through written unanimous consent in lieu of a meeting.

AUDIT COMMITTEE

During 2009, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee met once in 2009. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2009.  The Audit Committee has:

•	reviewed and discussed the Company’s audited financial statements with management and Rosenberg, Rich, Berman, Baker & Company, the Company’s independent registered public accounting firm;
•	discussed with Rosenberg, Rich, Berman, Baker & Company the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and
•
received from Rosenberg, Rich, Berman, Baker & Company the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Frank V. Esser, Chairman
Jerome Mahoney, Member

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

CORPORATE GOVERNANCE

Director Independence

The Company’s board of directors consists of Jerome R. Mahoney and Frank V. Esser.    Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Audit Committee

The Company’s audit committee currently consists of Messrs. Esser and Mahoney.  Mr. Esser is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules.  Mr. Mahoney is not an independent member of the audit committee.

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

Code of Ethics.

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	All Other Compensation		Total Compensation

Jerome R. Mahoney
Chief Executive Officer	2009	$421,661	$866	(1)	$422,527
and President	2008	$383,328	$866	(1)	$384,194

(1)	Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the year ending December 31, 2009 and 2008.

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

On March 9, 2009, the Company amended the employment agreement with Jerome Mahoney and extended the term until April 30, 2016. He will continue to serve as the Company's Chairman of the Board, President and Chief Executive Officer during this term. All of other terms of this Agreement shall remain if full force and effect and shall remain unchanged. Mr. Mahoney’s base salary for the current fiscal year was $421,661 with a substantial portion remaining as deferred compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 29, 2010 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of March 29, 2010 a total of 3,401,867,145 shares of Class A common stock outstanding and a no shares of our Class B common stock were outstanding.  Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 29, 2010, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent
Jerome R. Mahoney	Class A Common Stock	5,238,662,591	(1)	63.3%
c/o iVoice, Inc.	Class B Common Stock	219,560	(2)	100.0%
750 Highway 34
Matawan, New Jersey 07747

Frank V. Esser (Director)	Class A Common Stock	129,919,201		1.5%
27 Arden Road
Old Bridge, New Jersey 08857

YA Global Investments LP	Class A Common Stock	3,731,111,111	(3)	52.3%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07302

Director and executive officer as a group	Class A Common Stock	5,368,581,792		64.8%
	Class B Common Stock	219,560		100.0%

(1)
Includes (i) 359,551,480 shares of our Class A common stock held by Mr. Mahoney and his minor aged children and (ii) 4,879,111,111 shares of our Class A common stock issuable upon repayment of accrued interest and deferred compensation.  Mr. Mahoney may, at any time, convert amounts owed to him into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.  At March 29, 2010, the total balance owed to Mr. Mahoney was $219,560, convertible into 219,560 shares of our Class B common stock, or 4,879,111,111 shares of our Class A common stock.

(2)	Includes $219,560 of amounts due to Mr. Mahoney, which is convertible into 219,560 shares of Class B common stock.

(3)
Includes 3,731,111,111 shares of our Class A common stock issuable upon conversion of $671,600 principal balance on the YA Global Convertible Debentures.  Pursuant to the terms of the YA Global Convertible Debentures, YA Global may, at any time, convert outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	385,576,691

Equity compensation plans not approved by security holders	0	N/A	390,576,691
Total	0	N/A	776,153,382

Item 13. Certain Relationships and Related Transactions and Director Independence.

At December 31, 2009, the total balance owed to Mr. Mahoney, by the parent of iVoice Inc., was $219,560, which is convertible into 219,560 shares of our Class B common stock, or 4,879,111,111 shares of our Class A common stock.

At December 31, 2009, Mr. Mahoney owns 115,025 of B Green Innovations Class B common stock and the total balance owed to Mr. Mahoney, by B Green Innovations was $325,143, which is convertible into 325,143 shares of B Green Innovation’s Class B common stock. In the aggregate, Mr. Mahoney’s Class B common stock and equivalents are convertible into 1,375,424,438 shares of B Green Innovation’s Class A common stock.

Director Independence

The Company’s board of directors consists of Jerome R. Mahoney and Frank V. Esser.    Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules. Mr. Mahoney is not an independent director.

Item 14.   Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2009	2008
Audit Fees	$25,000	$25,000
Audit - Related Fees	(1)	(1)
Tax fees	(1)	(1)
All Other Fees (review of other filings)	(1)	$160
Total	$25,000	$25,160
(1) Included in base audit fee, not itemized

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  List the following documents filed as part of the report

1.	All financial statements schedules required to be filed by Item 8 of this Report
2.	Those exhibits required by Item 601 of Regulation S-K ( 17 CFR 229.601 of this chapter) and by paragraph (b) below.

(b)           Exhibits

No.           Description

3.1	Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
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
3.5
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 7, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 30, 2006.

3.6
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on March 6, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 13, 2009.

4.1	iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.
4.2	iVoice, Inc. 2008 Directors’ and Officers’ Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8 filed on August 24, 2009).
10.01
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009).

10.02	Amendment Agreement, dated February 21, 2008, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A dated March 16, 2009).
10.03	Settlement Agreement, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 24, 2009).
10.04
Amended and Restated Secured Convertible Debenture, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated November 24, 2009).

10.05
Amendment No. 2 to Amended and Restated Security Agreement, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated November 24, 2009).

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

iVoice, Inc.

By:	/s/ JEROME R MAHONEY	April 13, 2010
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:              /s/ Jerome R. Mahoney                                                                               April 13, 2010
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

By:              /s/ Frank V. Esser                                                                                         April 13, 2010
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
3.5
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on April 7, 2006, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 30, 2006.

3.6
Amendment to the Certificate of Incorporation of iVoice, Inc., filed with the Treasurer of the State of New Jersey on March 6, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated March 13, 2009.

4.1	iVoice, Inc. 2005 Stock Incentive Plan incorporated herein by reference to Appendix A to the Schedule 14A filed on February 27, 2006.
4.2	iVoice, Inc. 2008 Directors’ and Officers’ Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Form S-8 filed on August 24, 2009).
10.01
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009).

10.02	Amendment Agreement dated February 21, 2008, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A dated March 16, 2009).
10.03	Settlement Agreement dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 24, 2009).
10.04
Amended and Restated Secured Convertible Debenture dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated November 24, 2009).

10.05
Amendment No. 2 to Amended and Restated Security Agreement dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated November 24, 2009).

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

* Filed herein

iVOICE, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

iVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Rosenberg Rich Baker Berman & Co
Certified Public Accountants
265 Davidson Avenue, Suite 210
Somerset, NJ 08873-4120
 Phone (908) 231-1000                    Fax (908) 231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of iVoice, Inc.
Matawan, NJ

We have audited the accompanying balance sheet of iVoice, Inc. (the “Company”) as of December 31, 2009 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. as of December 31, 2009, and the results of its operations, changes in stockholders’ deficit, and cash flows for the year then ended, and are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has negative cash flows from operations, negative working capital and recurring losses from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Rosenberg Rich Baker Berman & Co
Somerset, New Jersey

April 13, 2010

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

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
April 9, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,842,801	$4,954,694
Securities available for sale	9,681	13,016
Accounts receivable, net of allowance for doubtful accounts of $0 and $12,083, respectively	6,188	--
Inventory	--	6,246
Prepaid expenses and other current assets	45,075	21,811

Total current assets	1,903,745	4,995,767

PROPERTY AND EQUIPMENT	35,925	23,556

OTHER ASSETS
Intangible assets	171,969	233,939
Deposits and other assets	6,666	6,666

Total other assets	178,635	240,605

TOTAL ASSETS	$2,118,305	$5,259,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$927,105	$2,171,229
Due to related parties	580,703	648,058
Convertible debenture payables, net of discount of $0 and $170,808, respectively	--	996,092
Derivative liability on convertible debentures	--	1,659,991
Class A and Class B common stock liability	29,508	1,512,104
Deferred revenue	2,210	9,407

Total current liabilities	1,539,526	6,996,881

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
December 31,

	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

NON CURRENT LIABILITIES
Convertible debenture payables, net of discount of $159,128 and $0, respectively	$512,472	$--
Derivative liability on convertible debentures	742,139	--

Total noncurrent liabilities	1,254,611	--

Total liabilities	2,794,137	6,996,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $1 par value; Authorized shares - 1,000,000; Issued and outstanding shares – none	-	-
Common stock, Class A:
2009 – no par value; Authorized 10,000,000,000, 3,401,870,145 shares issued, 3,401,867,145 shares outstanding
2008 – no par value; Authorized 10,000,000,000, 2,602,173,527 shares issued, 2,602,170,527 shares outstanding	24,818,162	24,613,184
Common stock, Class B:
2009 - $.01 par value; Authorized 50,000,000 no shares issued or outstanding,
2008 - $.01 par value; Authorized 50,000,000 1,512,104 shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	4,658	1,785
Accumulated deficit	(24,146,624)	(26,518,419)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)

Total iVoice, Inc. stockholders' equity (deficit)	1,367,098	(1,212,548)

Noncontrolling interest	(2,042,930)	(524,405)

Total stockholders' equity (deficit)	(675,832)	(1,736,953)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,118,305	$5,259,928

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2009	2008

SALES, net	$108,120	$173,424

COST OF SALES	46,594	746

GROSS PROFIT	61,526	172,678

OPERATING EXPENSES
Selling, general and administrative expenses	1,291,125	1,331,812
Impairment of intangibles	66,626	--
Depreciation and amortization	13,871	6,632

Total operating expenses	1,371,622	1,338,444

LOSS FROM OPERATIONS	(1,310,096)	(1,165,766)

OTHER INCOME (EXPENSE)
Other income	208,100	641,422
Gain on restructure of convertible debt	1,344,877	--
Gain on revaluation of derivatives	917,852	3,854,935
Amortization of financing costs	--	(72,396)
Amortization of discount on debt	(152,723)	(1,959,745)
Fair value adjustment on investments	--	(2,982,833)
Interest expense	(788,230)	(880,618)
Total other income (expense)	1,529,876	(1,399,235)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	219,780	(2,565,001)

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	219,780	(2,565,001)

Net income (loss) attributable to noncontrolling interest	(928,405)	13,293

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$1,148,185	$(2,578,294)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,849,840,802	1,798,730,508
Diluted	24,460,149,469	1,798,730,508

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Stock Class A		Common Stock Class B		Treasury
					Stock
	Shares	Amount	Shares	Amount	Amount

Balance at January 1, 2008	420,671,318	$25,325,012	1,552,484	$15,525	$(28,800)

Issuance of stock as repayment of principal on an outstanding convertible debentures	1,805,499,209	778,751	-	-	-

Issuance of stock on conversion of Class B shares	316,000,000	404	(40,380)	(404)	-

Issuance of stock for legal services	60,000,000	6,000	-	-	-

Reclass of redemption of Class B common stock to liabilities	-	(1,496,983)	-	(15,121)	-

Investment in B Green Innovations Series A Preferred Stock	-	-	-	-	-

Unrealized loss on securities available for sale	-	-	-	-	-

Reclassification adjustment for losses included in net loss	-	-	-	-	-

Net income (loss) for the year ended December 31, 2008	-	-	-	-	-

Balance at December 31, 2008	2,602,170,527	$24,613,184	1,512,104	$-	$(28,800)

Issuance of stock as repayment of principal on an outstanding convertible debentures	260,000,000	23,400	-	-	-

Issuance of stock for compensation	539,696,618	181,578	-	-	-

Redemption of Class B common stock	-	-	(1,512,104)	-	-

Effect of changes in voting rights of B Green Innovations Series A Preferred Stock	-	-	-	-	-

Stock issued to minority shareholders of B Green Innovations, Inc.	-	-	-	-	-

Unrealized gain on securities available for sale	-	-	-	-	-

Reclassification adjustment for gain included in net income	-	-	-	-	-

Net income (loss) for the year ended December 31, 2009	-	-	-	-	-

Balance at December 31, 2009	3,401,867,145	$24,818,162	-	$-	$(28,800)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Additional	Accumulated Other			Total Stockholders’
	Paid-In	Comprehensive	Accumulated	Noncontrolling	Equity
	Capital	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance at January 1, 2008	$719,702	$(1,096,000)	$(22,685,498)	$-	$2,249,941

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	778,751

Issuance of stock on conversion of Class B shares	-	-	-	-	-

Issuance of stock for legal services	-	-	-	-	6,000

Reclass of redemption of Class B common stock to liabilities	-	-	-	-	(1,512,104)

Effect of investment in B Green Innovations Series A Preferred Stock	-	-	(1,254,627)	(537,698)	(1,792,325)

Unrealized loss on securities available for sale	-	(11,952)	-	-	(11,952)

Reclassification adjustment for losses included in net loss	-	1,109,737	-	-	1,109,737

Net income (loss) for the year ended December 31, 2008	-	-	(2,578,294)	13,293	(2,565,001)

Balance at December 31, 2008	$719,702	$1,785	$(26,518,419)	$(524,405)	$(1,736,953)

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	23,400

Issuance of stock for compensation	-	-	-	-	181,578

Redemption of Class B common stock	-	-	-	-	-

Effect of changes in voting rights of B Green Innovations Series A Preferred Stock	-	-	1,223,610	(590,120)	633,490

Unrealized gain on securities available for sale	-	4,078	-	-	4,078

Reclassification adjustment for gains included in net income	-	(1,205)	-	-	(1,205)

Net income (loss) for the year ended December 31, 2009	-	-	1,148,185	(928,405)	219,780

Balance at December 31, 2009	$719,702	$4,658	$(24,146,624)	$(2,042,930)	$(675,832)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

		Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2008		$(1,096,000)

Unrealized loss on securities available for sale:
Unrealized losses arising during the period	$(11,952)
Less: reclassification adjustment for losses included in net loss	1,109,737

Net change for the year		1,097,785

Balance at December 31, 2008		1,785

Unrealized gain on securities available for sale:
Unrealized gains arising during the period	4,078
Less: reclassification adjustment for gains included in net income	(1,205)

Net change for the year		2,873

Balance at December 31, 2009		$4,658

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$219,780	$(2,565,001)
Adjustments to reconcile net income (loss) to net
cash (used in) operating activities:
Depreciation and amortization	13,871	5,779
Amortization of prepaid financing costs	--	72,396
Amortization of discount on debt conversion	152,723	1,273,248
Fair value adjustment on investments	--	2,982,833
Beneficial interest on issuance of stock	521,537	293,951
(Gain) on sales or exchange of marketable securities	(41,394)	(12,111)
Issuance of common stock services	14,219	6,000
Gain on revaluation of derivatives	(917,852)	(2,589,122)
Interest and dividends earned on investments	--	(149,883)
(Gain) from settlement of note receivable previously written-off	(25,503)	--
(Gain) on restructure of convertible debt	(1,344,877)	--
Impairment of intangibles	66,626	--
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(6,188)	(89,325)
Decrease in inventory	6,246	--
(Increase) in prepaid and other current assets	(23,264)	(2,036)
Increase in accounts payable and accrued expenses	29,005	449,504
(Decrease) in deferred revenue	(7,197)	--
Increase in related party accounts	200,270	120,213

Total cash (used in) operating activities	(1,141,998)	(203,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Net redemption of principal and interest on marketable securities	--	10,814,954
Net proceeds from sales of securities available for sale	47,602	26,136
Investment in securities and loans of unaffiliated companies	--	(77,250)
Net effect on cash flow from consolidation of majority owned investment	--	(879,840)
Purchase of intangibles assets	(5,393)	(9,161)
Total cash provided by investing activities	42,209	9,874,839

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term borrowings	--	5,660,000
Repayment of short term borrowings	--	(5,660,000)
Repayment of convertible debentures	(500,000)	(4,796,510)
Redemption of Class B common stock	(1,512,104)	--

Total cash (used in) financing activities	(2,012,104)	(4,796,510)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,111,893)	4,874,775

CASH AND EQUIVALENTS – BEGINNING OF YEAR	4,954,694	79,919

CASH AND EQUIVALENTS – END OF YEAR	$1,842,801	$4,954,694

SUPLLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$28,100	$45,041
Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31,

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2009:

a)
The Company received 54,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $4,320 of convertible debentures receivable. Management determined that these shares should be impaired for the same amount.

b)	The Company issued 260,000,000 shares of Class A common stock to YA Global Investments, LP as repayment of $23,400 of principal on outstanding convertible debentures.

c)	B Green Innovations Inc (f/k/a iVoice Technology) issued 96,750,000 shares of its Class A common stock to noncontrolling shareholders for a value of $154,219.

d)	B Green Innovations Inc (f/k/a iVoice Technology) issued 115,025 shares of Class B common stock to a noncontrolling shareholder to reduce a related party promissory note in the amount of $115,025.

e)	B Green Innovations Inc received equipment valued at approximately $25,503 in lieu of payment of a note receivable which was previously written-off.

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

f)
The Company received 42,000,000 shares of B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.) Class A common stock on conversion of $13,440 of convertible notes receivable.  This transaction was eliminated in consolidation.

g)	The Company exchanged $71,302 of amounts due from Thomas Pharmaceuticals, Ltd. into a Convertible Promissory Note of the same amount.

h)	The Company issued 60,000,000 shares of Class A common stock to Kenneth Glynn for legal services, valued at $6,000, related to continuation of work on patent prosecution.

i)	The Company reclassified Class B common stock from equity to liability for $1,512,104.

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

In 2004 and 2005, the Company spun-off four operating divisions into separate publically held operating companies through special dividends to the Company’s shareholders. These companies are Trey Resources, Inc., B Green Innovations, Inc. (f/k/a iVoice Technology, Inc), SpeechSwitch, Inc. and Deep Field Technologies, Inc.

In January 2006, the Company merged with Thomas Pharmaceuticals, Ltd, a New York corporation and its stockholders in exchange for Preferred Stock of the new subsidiary. In November 2007, the Company spun-off Thomas Pharmaceuticals, Ltd as a special dividend to the Company’s shareholders.

On March 6, 2006, the Company formed a new wholly owned subsidiary, iVoice Innovations, Inc. in the State of New Jersey.  This subsidiary will be used to either acquire other operating companies or for a potential spin-off of an existing asset of ours.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc.’s Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. On November 16, 2009, iVoice Technology completed a merger with its wholly owned subsidiary B Green Innovations, Inc, and renamed the company B Green Innovations, Inc. (“B Green Innovations”).

The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “IVOI”.

b)	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, iVoice Innovations Inc. and its Variable Interest Entity, B Green Innovations. All significant intra (inter)-company transactions and balances have been eliminated in consolidation.

B Green Innovations is considered a Variable Interest Entity by the Company because iVoice, Inc. is the primary beneficiary of B Green Innovations, as such, according to provisions of FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, iVoice, Inc. continued  to consolidate the results of operations of B Green Innovations with those of iVoice and its other subsidiary. The Company reclassified certain accounts in the stockholders’ deficit section to conform to the current year presentation. The reclassifications had no effect on operations or cash flows.

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

d)	Use of Estimates
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

e)	Revenue and Cost Recognition
The parent Company obtains its income primarily from the sales or licensing of its patents and patent applications. Revenues for the sales of our patents are recorded upon transfer of title. The patent revenues are reported net of any broker fees or commissions. The parent also records revenues on the various Administrative Services Agreements. Administrative Services revenues billed to B Green Innovations are eliminated in consolidation.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

The Company also is reporting revenues for B Green Innovations which primarily derives revenues from the shipments of “green products” which are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right to return exists. B Green Innovation also derives revenues from the customer support (maintenance) service contracts for its IVR software product for one-year periods. Deferred revenues are recorded when the company receives payment and then revenues are recorded over the maintenance period.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

f)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

g)	Marketable Securities
At various times since 2004, the Company had deposited proceeds from debt financing into short-term securities with our Investment broker. During 2006 and 2007, these short-term securities were exchanged for auction rate preferred shares (“ARPS”) which provided greater returns on our investments. During the 4th Quarter of 2008, the Company liquidated its entire holdings of ARPS and used the proceeds to repay short term borrowing. See Note 10 for a discussion of the use of proceeds.

h)	Securities Available-for-sale
The Company has evaluated its investment policies consistent with ASC 320-10-25, “Classification of Investment Securities”, and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficit) under the caption Accumulated Other Comprehensive Income.

i)	Concentration of Credit Risk
The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to applicable limits. The cash equivalents are not insured. The Company had uninsured cash balances at December 31, 2009 and 2008 of $1,402,405 and $4,604,226, respectively.

j)	Property and Equipment
Property and equipment is stated at cost.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years.  Maintenance and repairs are charged to expense as incurred.

k)	Intangible Assets
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

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

l)	Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

m)	Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

On November 12, 2009, the Company issued an Amended and Restated convertible debenture to YA Global Investments, which is due on May 25, 2014, and it yields no effective interest rate.  The Company imputed an effective interest rate of 5.25%.

n)	Long-Lived Assets
As defined in ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company has adopted this statement and determined that no additional impairment loss should be recognized for applicable assets at this time.

o)	Fair Value Measurement
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
YEARS ENDED DECEMBER 31, 2009 and 2008

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

p)	Income (Loss) Per Common Share

ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

q)	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the years ended December 31, 2009 and 2008 was $4,078 and $(11,952), respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of December 31, 2009 and 2008, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $4,658 and $1,785, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet at December 31, 2009 and 2008.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

r)	Derivative Liabilities
The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

s)	Recent Accounting Pronouncements
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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 is not expected to have a significant effect on the Company’s financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 2 – CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of B Green Innovations’ (f/k/a iVoice Technology, Inc.) Series A 10% Secured Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. These securities are also secured by the assets of B Green Innovations. On March 6, 2009, B Green Innovations amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of B Green Innovations. The Company is the primary beneficiary of B Green Innovations, and as such, according to ASC 810, “Consolidation”, iVoice, Inc. continued to consolidate the results of operations of B Green Innovations with those of iVoice, Inc. and its other subsidiary.

NOTE 3 – GOING CONCERN

The Company has negative cash flows from operations, negative working capital and recurring losses from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008
NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2009	2008
Equipment	$136,248	$110,745
Leasehold improvements	11,454	11,454
Furniture and fixtures	123,519	123,519
	271,221	245,718
Less: Accumulated depreciation	235,296	222,162
Property and equipment, net	$35,925	$23,556

Depreciation expense for the years ended December 31, 2009 and 2008 was $13,134 and $5,895, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

December 31, 2009

Assets	Level I	Level II	Level III	Total

Securities available for sale	$9,681	$-	$-	$9,681
Total Assets	$9,681	$-	$-	$9,681

Derivative liabilities	$-	$742,139	$-	$742,139
Total Liabilities	$-	$742,139	$-	$742,139

December 31, 2008

Assets	Level I	Level II	Level III	Total

Securities available for sale	$13,016	$-	$-	$13,016
Total Assets	$13,016	$-	$-	$13,016

Derivative liabilities	$-	$1,659,991	$-	$1,659,991
Total Liabilities	$-	$1,659,991	$-	$1,659,991

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Note 11 for more discussion on derivatives.

NOTE 6 – SECURITIES AVAILABLE FOR SALE

On January 6, 2006 and April 27, 2006, iVoice, Inc. purchased an aggregate of $550,000 of Thomas (A former subsidiary of the Company) NJ Series B Convertible Preferred Stock. The initial value of each share is $1,000 and is subject to adjustment for stock dividends, combinations, splits, recapitalizations and the like. The holders of these shares are entitled to receive dividends at a rate of 10% per annum based on the initial value of the shares outstanding. During the 4th Quarter 2008, management of the Company determined that the carrying value of the of Thomas NJ Series B Convertible Preferred Stock were severely impaired due to poor liquidity of their Common Stock in the marketplace and management has taken a fair value adjustment of $707,415 to write down these investments. At December 31, 2009 and 2008, the total balance is $0.

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies  (A former subsidiary of the Company) Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided “general corporate finance advisory and other similar consulting services” for a period of six (6) months from the date of the agreement. During the 4th Quarter 2008, management of the Company determined that the carrying value of the Deep Field Technologies Class A Common Stock was severely impaired due to poor liquidity of their Common Stock in the marketplace and management has taken a fair value adjustment of $1,119,200 to write down these investments. At December 31, 2009 and 2008, the book value of these shares was $800.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

During the year ended December 31, 2008, the Company received an aggregate of 142,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $12,368 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the year ended December 31, 2008, the Company sold 101,000,000 shares for net proceeds of $16,213. The book value of the remaining shares is $3,328 and the market value is $4,160. The unrealized gain of $832 is included in the Other Comprehensive Income (Loss). During the 1st Quarter 2009, the Company sold 41,600,000 shares for net proceeds of $4,052 and recorded a realized gain of $724. At December 31, 2009 and 2008, the total balance is $0 and $4,160, respectively.

During the year ended December 31, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. (A former subsidiary of the Company) Class A Common Stock upon conversion of $12,080 of Convertible Promissory Note receivable dated March 5, 2008. During the year ended December 31, 2008, the Company sold 69,617,970 shares for net proceeds of $8,279. During the year ended December 31, 2009, the Company sold 28,433,865 shares for net proceeds of $2,756. The book value of the remaining shares is $4,236 and the market value is $8,881 at December 31, 2009. The unrealized gain of $4,645 is included in the Other Comprehensive Income (Loss).

As of December 31, 2009, the aggregate book value of these securities was $2,873, the market value was $9,681 and the cumulative unrealized gain was $4,658.

As of December 31, 2008, the aggregate book value, after fair value adjustments, was $11,231, the market value was $13,016 and the cumulative unrealized gain was $1,785.

NOTE 7 –PROMISSORY NOTES RECEIVABLE

On February 4, 2008, B Green Innovations advanced $30,000 to Atire Technologies, Inc., an acquisition candidate, in the form of a Promissory Note, due February 4, 2010, at an interest of 8% per annum. The terms of the note provided deferred payments of interest only starting on July 4, 2008 and principal and interest payments starting on October 4, 2008. At December 31, 2008, management of B Green Innovations determined that Atire was in default of its current obligations under the agreement and wrote this account off to bad debt. During the year ended December 31, 2009, B Green Innovations received $25,503 of manufacturing equipment in settlement of the outstanding debt. The manufacturing equipment is currently housed in B Green Innovations’ outsourced manufacturing facility.

NOTE 8 –INTANGIBLES

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

During the year ended December 31, 2008, B Green Innovations filed several patents for the rights related to the manufacturing of products from recycled crumb tire rubber.

Registration and maintenance costs associated with the filing and registration of patents are prepaid and deferred until the patent is awarded. Patents that are awarded are then amortized over the remaining life of the patent, not to exceed 20 years.

All capitalized intangibles have been reviewed for impairment at December 31, 2009 and 2008. For the years ended December 31, 2009, management has determined that an impairment of $66,626 on abandoned patents was required.

At December 31, 2009 and 2008, intangible assets totaled $171,969 and $233,939, respectively, net of accumulated amortization of $2,345 and $1,608, and impairment of $66,626 and $0, respectively.

NOTE 9 – CLASS A AND CLASS B COMMON STOCK LIABILITY

As of  December 31, 2009, the company has an obligation of $29,508 to be settled through the issuance of  655,728,382 shares of Class A common stock (see Note 13).

On March 5, 2009, the Company amended the Certificate of Incorporation to enable the holders of the Class B Common Stock to elect, at the holder’s discretion, the redemption for cash by the Corporation at the rate of $1.00 for each Class B Common Share presented to the Corporation for redemption. This amendment was filed prior to filing of the Company’s 10K for December 31, 2008, and consequently, the Company reclassified the redemption amount of the Class B Common Stock from Stockholders’ deficit to current liabilities for the period ended December 31, 2008. The reclassification had no effect on operations or cash flows. The Class B Common Shares were redeemed by the CEO on March 11, 2009 in the amount of $1.5 million.

NOTE 10 - CONVERTIBLE DEBENTURES

On May 11, 2006 the Company issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 bearing interest of 7.5%. This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005. During the period of January 1, 2008 until May 12, 2008, we issued 882,165,877 shares of Class A common stock, with a value of $529,640, as repayment of $401,700 of principal. The difference of $127,940 is charged to the Statement of Operations as beneficial interest. On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short term loans and sales of the ARPSs. As of December 31, 2008, the unpaid balance of accrued interest was $799,139. On November 12, 2009, the Company and YA Global reached a settlement agreement and the balance of the unpaid interest was forgiven.

On May 25, 2006, the Company issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 bearing interest of 7.5% per annum pursuant to a Securities Purchase Agreement entered into between us and YA Global. On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2011 and to raise the interest rate to 15% per annum. During the year ended December 31, 2008, we issued 923,333,332 shares of Class A common stock as repayment of $83,100 of principal. As of December 31 2008, the unpaid principal balance on the secured convertible debenture is $1,166,900 plus accrued interest of $319,916. During the year ended December 31, 2009, we issued 260,000,000 shares of Class A common stock as repayment of $23,400 of principal. On November 12, 2009, the Company and YA Global reached a settlement agreement whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600. The balance of the unpaid interest of $404,695 was forgiven.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no effective interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $5,224 of this interest during the year ended December 31, 2009. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

The aggregate principal value of the remaining debentures at December 31, 2009 and 2008 is $671,600 and $1,166,900, respectively. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $23,309 and $170,808, respectively, and imputed interest of $135,819 and $0, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 11 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $742,139. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

At 12/31/09
Fair market value of stock	$0.00020
Exercise price	$0.00018
Dividend yield	0.00%
Risk free interest rate	3.20%
Expected volatility	260.52%
Expected life	4.42 Years

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the consolidated statements of operations. For the years ended December 31, 2009 and 2008, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $917,852 and $2,589,122, respectively.

During the year ended December 31, 2008, B Green Innovations recorded a gain on revaluation of derivatives of $1,265,813 on the liquidation of the YA global debentures made during the period.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the derivatives for the years ended December 31, 2009 and 2008 was $46,439 and $1,645,738, respectively.

NOTE 12 – DUE TO RELATED PARTIES

From time to time, the iVoice has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of December 31, 2009, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $217,560. During the year ended December 31, 2009, the loan balance from 2008 of $2,295 was paid off. Other amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2009 and 2008) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the years ended December 31, 2009 and 2008, Mr. Mahoney received shares of Class A Common Stock and Class B Common Stock as partial repayment of this loan. As of December 31, 2009 and 2008, the outstanding balances were $3,003 and $141,708, plus accrued interest of $100,692 and $84,936, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

On August 1, 2004, B Green Innovations entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of B Green Innovations with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of B Green Innovations determines that it has sufficient financial resources to pay his compensation in cash. As of December 31, 2009 and 2008, total deferred compensation due to Mr. Mahoney was $222,248 and $193,844, respectively. The Board of B Green Innovations has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of B Green Innovations and no longer serves as Non-Executive Chairman of the Board of B Green Innovations.

On March 11, 2008, the Company received a warrant to purchase common stock of B Green Innovations, Inc. pursuant to the terms of the Stock Purchase Agreement. The warrant provides that the Company can purchase shares of Class A common stock at a price calculated by dividing $144,444 by the lowest price that B Green Innovations has ever issued its Class A common stock, provided, that in no event shall the holder be entitled to exercise this Warrant for a number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder and its affiliates to exceed 9.99% of the outstanding shares of the Common Stock following such exercise.

Mr. Mahoney has a consulting agreement with B Green Innovations (subsidiary) for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Mr. Mahoney agreed to accept compensation pursuant to this Consulting Agreement in the form of Class B Common Stock, par value $.01 per share, in lieu of cash, for as long as the Board of Directors decides in its sole discretion that the Company does not have the financial resources to pay the Consultant in cash.  The number of Class B Common Stock shares to be issued to the Consultant pursuant to this Paragraph 2 shall be equal to one share of Class B common stock for every dollar of compensation due and owing the Consultant. As of December 31,2009 and  2008, Mr. Mahoney is due $38,000 and $16,000, respectively, and no shares have been issued.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 13 – STOCKHOLDERS’ EQUITY

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a) Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of December 31, 2009 and 2008, no shares were issued or outstanding.

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

As of December 31, 2009, there are 3,401,870,145 shares issued and 3,401,867,145 shares outstanding. For the year ended December 31, 2009, the Company had the following transactions in its Class A Common Stock:

1)
The Company issued 280,000,000 shares of Class A common stock to an Officer of the Company for payment of $12,600 of deferred compensation. The stock was valued at $28,000 and $15,400 was charged to beneficial interest expense.

2)
The Company made a commitment to issue up to 400,000,000 shares of Class A common stock to a Director of the Company for payment of $18,000 of deferred compensation. As of December 31, 2009, the Company had issued 129,848,309 of these shares as a partial payment of $5,843. The total value of the stock commitment was valued at $80,000 and $62,000 was charged to beneficial interest expense. The balance of the stock commitment of $12,157 is recorded as Class A stock liability in the accompanying Balance Sheet.

3)
The Company made a commitment to issue up to 515,425,000 shares of Class A common stock to a Meritz and Muenz, LLP for payment of $23,194 for previously incurred legal services. As of December 31, 2009, the Company had issued 129,848,309 of these shares as a partial payment of $5,843. The total value of the stock commitment was valued at $103,085 and $79,891 was charged to beneficial interest expense. The balance of the stock commitment of $17,351 is recorded as Class A stock liability in the accompanying Balance Sheet.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

4)	The Company issued an aggregate of 260,000,000 shares of Class A common stock to YA Global Investments, LP as repayment of $23,400 of principal on outstanding convertible debentures.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

As of December 31, 2009, there are 2,204,875 shares issued, no shares outstanding and 2,204,875 shares retired. As of December 31, 2008, there are 2,204,875 shares issued, 1,512,104 shares outstanding and 692,771 shares retired.

For the year ended December 31, 2009, the Company had the following transactions in its Class B Common Stock:

1)
On March 11, 2009, Mr. Mahoney, the Company’s CEO and sole holder of the Class B Common Shares, elected for the Company to redeem the remaining balance of shares outstanding in exchange for $1.5 million.

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

NOTE 14 – STOCK OPTIONS, STOCK INCENTIVES & WARRANTS

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
YEARS ENDED DECEMBER 31, 2009 and 2008

All employees of the Company and all employees of Affiliates shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

For the year ended December 31, 2009, 515,425,000 shares were authorized and 129,848,309 shares were issued under the 2005 Plan. For the year ended December 31, 2008, no shares were granted under the 2005 Plan.

2008 Directors’ and Officers’ Stock Incentive Plan
On August 20, 2009, the Company adopted the 2008 Directors’ and Officers’ Stock Incentive Plan (the “2008 D&O Plan”). The purpose of the 2008 D&O Plan is to (i) provide long-term incentives and rewards to officers and directors of iVoice, Inc.; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.

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

All officers and directors of the Company and subsidiaries shall be eligible to participate in the Plan. The Board, in its sole discretion, shall from time to time designate from among the eligible employees and among directors, independent contractors or agents those individuals who are to receive awards under and thereby become participants in the Plan.

For the year ended December 31, 2009, 520,425,000 shares were authorized and 129,848,309 shares were issued under the 2008 D&O Plan. For the year ended December 31, 2008, no shares were granted under the 2008 D&O Plan.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

Options and Warrants Outstanding

The following table summarizes the options and warrant transactions for the years ended December 31, 2008 and December 31, 2009:

	Warrants	Weighted Average Exercise Price
Balance, January 1, 2008	30,000,000	$0.400
Granted	-	$0.000
Exercised	-	$0.000
Expired	-	$0.000
Balance, December 31, 2008	30,000,000	$0.400

Granted	-	$0.000
Exercised	-	$0.000
Terminated	(30,000,000)	$0.400
Balance, December 31, 2009	-	$0.000

Outstanding and Exercisable, December 31, 2008	30,000,000	$0.400

Outstanding and Exercisable, December 31, 2009	-	$0.000

On May 25, 2006, the Company issued 30,000,000 freestanding warrants exercisable over five years as follows: 10,000,000 warrants at a fixed exercise price of $0.30 per share; 10,000,000 warrants at a fixed exercise price of $0.40 per share; and 10,000,000 warrants at a fixed exercise price of $0.50 per share.

Expiration Date	Exercise Price	Shares
May 25, 2011	.300	10,000,000
May 25, 2011	.400	10,000,000
May 25, 2011	.500	10,000,000
Total	.400	30,000,000

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

In accordance with ASC 820, the issuance of the warrants associated with the YA Global Secured Convertible Debentures represents free-standing warrants and were considered an equity instrument which was bifurcated from the debentures. As such, the Company had recognized the bifurcated fair value in the amount of $1,992,323 as additional paid-in capital in the accompanying consolidated balance sheet. The initial estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions:

At Issue
Fair market value of stock	$0.096
Exercise price	$0.30 - $0.50
Dividend yield	0.00%
Risk free interest rate	5.47%
Expected volatility	195.36%
Expected life	5.00 years

The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and was amortized over the life of the YA Global debentures. Amortization expenses for the year ended December 31, 2009 and 2008 was $101,060 and $314,007, respectively.

On November 12, 2009, the Company and YA Global reached a settlement agreement whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600 to settle all past claims. Under the terms of the Settlement Agreement, YA Global terminated all the outstanding warrants previously issued by the Company. The Company has determined that the fair value of warrants on the date of termination did not materially differ from the amount on the books and no further adjustment was required.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

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

	December 31,
	2009	2008

Net income (loss) applicable to common shares	$1,148,185	$(2,578,294)

Basic income (loss) per common share
Weighted-average common shares outstanding	2,849,840,802	1,798,730,508
Basic net income (loss) per common share	$0.00	$(0.00)

Diluted income (loss) per common share
Weighted-average common shares outstanding - basic	2,849,840,802	1,798,730,508
Dilutive effect of Class B common stock	6,444,278,843	-
Dilutive effect of convertible debt	14,927,093,281	-
Dilutive effect of unissued shares obligation	238,936,643	-
Weighted-average common shares outstanding - diluted	24,460,149,569	1,798,730,508
Diluted net income (loss) per common share	$0.00	$(0.00)

As of December 31, 2009, the Company has common stock equivalents of 3,731,111,111 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 655,728,382 shares of common stock outstanding. As of December 31, 2008, the Company had common stock equivalents of 50,302,311,111 issuable upon conversion of the Class B Common Stock, YA Global Convertible Debentures and YA Global Warrants. The computation of diluted EPS in the year ended December 31, 2008 does not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 16 – INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	December 31,
	2009	2008
Federal Income Tax Rate	(34.0)%	(34.0)%
Deferred Tax Charge (Credit)	-	-
Effect on Valuation Allowance	38.1%	38.1%
State Income Tax, Net of Federal Benefit	(4.1)%	(4.1)%
Effective Income Tax Rate	0.0%	0.0%

As of December 31, 2009 and 2008, the Company had net operating loss carry forwards of approximately $18,500,000 and $17,400,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31
	2009	2008
Deferred tax assets	$6,600,000	$6,200,000
Less: Valuation allowance	(6,600,000)	(6,200,000)
Net deferred tax assets	$-	$-

Net operating loss carry forwards expire starting in 2018 through 2029.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

On January 1, 2008, the Company adopted authoritative guidance relating to the accounting for  uncertainty in income taxes. The guidance clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to the taken, on a tax return. The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. On the date of adoption, there were no unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2009 and 2008, respectively.

NOTE 17 – RECLASSIFICATIONS

On January 1, 2009, the Company adopted provisions of ASC 810-10-55, disclosure for “Noncontrolling Interest in Consolidated Financial Statements.” Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2008.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

a)
The Company leases its headquarters located at 750 Highway 34, Matawan, New Jersey on a month-to-month basis. In May 2008, the Company downsized its usage and the monthly obligation reduced from $7,500 to $4,000 per month.  The Company maintains a good relationship with its landlord and believes that its current facilities will be adequate for the foreseeable future.

Rent expense under operating lease for the year ended December 31, 2009 and 2008 was $48,000 and $62,075, respectively.

b)
On March 9, 2009, the Company amended the employment agreement with Jerome Mahoney and extended the term until April 30, 2016. He will serve as the Company's Chairman of the Board, President and Chief Executive Officer during this term. All of other terms of this Agreement shall remain if full force and effect and shall remain unchanged. Mr. Mahoney’s base salary for the current fiscal year was $421,661 with a substantial portion remaining as deferred compensation.

c)	The Company’s assets are subject to a Security Agreement with the majority stockholder. See Note 12.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 19 – SUBSEQUENT EVENTS

•	On January 7, 2010, B Green Innovations received $232,491 from the sale of New Jersey state net operating losses.

•
As of February 10, 2010, the Administrative Services Agreement between iVoice and B Green Innovations was terminated, and the parties entered into an Exchange Agreement to exchange the Convertible Promissory Note due from B Green Innovations, having a principal and accrued interest of approximately $119,000, for 119 shares of the B Green Innovation’s 3% Preferred Stock. This transaction will be eliminated in consolidation.

•
In February 2010, B Green Innovations filed with the State of New Jersey an Amendment to the Certificate of Incorporation that revised the rights of the holders of the B Green Innovation’s Series A 3% Secured Convertible Preferred Stock. The revisions included:

a.	The preferred stock will be referred to in the B Green Innovations’ Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b.	The holders of the preferred stock will have a new dividend rate of 3%.

c.	The holders of the Series A 3% Preferred Stock shall have no voting rights.
d.
Series A 3% Preferred Stock is convertible, at the option of the holder with the consent of B Green Innovations, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Initial Value, as may be adjusted from time to time, by the Conversion Price applicable to such share. The "Conversion Price” per share shall be calculated as the closing bid price of the Class A Common stock on the last trading day immediately prior to the date that the Notice of Conversion is tendered to B Green Innovations, subject to certain adjustments.

e.
The holders of shares of B Green Innovations’ Series A Preferred Stock shall be prohibited from converting shares of Series A Preferred Stock, and B Green Innovations shall not honor any attempted conversion of Series A Preferred Stock, if, and to the extent, the shares of Common Stock held by such converting holder of Series A Preferred Stock following any attempted conversion would exceed 9.99% of the outstanding shares of Common Stock of the Corporation after giving effect to such conversion.

•	On February 23, 2010, iVoice acquired 1,100 shares of B Green Innovation’s 3% Preferred Stock for $1,100,000 in cash.