Form 10-Q
period 2010-03-31
IVOICE, INC /NJ
filed 2010-05-17
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock,
No par value, outstanding as of May 12, 2010:	4,649,644,922

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

ITEM 1. - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,896,138	$1,842,801
Securities available for sale	14,337	9,681
Accounts receivable, net of allowance for doubtful accounts $0	10,246	6,188
Prepaid expenses and other current assets	41,876	45,075
Total current assets	1,962,597	1,903,745

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $238,338 and $235,296, respectively	32,883	35,925

OTHER ASSETS
Intangible assets, net of accumulated amortization of $2,529 and and $2,345, respectively	171,785	171,969
Deposits and other assets	6,666	6,666
Total other assets	178,451	178,635

TOTAL ASSETS	$2,173,931	$2,118,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,067,959	$927,105
Due to related parties	570,372	580,703
Class A common stock liability	29,508	29,508
Deferred revenues	998	2,210
Total current liabilities	1,668,837	1,539,526

NON CURRENT LIABILITIES

Convertible debentures payable, net of discounts of $144,087 and $159,128, respectively	527,513	512,472
Derivative liability on convertible debentures	742,424	742,139
Total current liabilities	1,269,937	1,254,611

TOTAL LIABILITIES	$2,938,774	$2,794,137

COMMITMENTS AND CONTINGENCIES

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	December 31,
	2010	2009
STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2010 - 3,401,870,145 shares issued; 3,401,867,145 shares outstanding
2009 - 3,401,870,145 shares issued; 3,401,867,145 shares outstanding	24,818,162	24,818,162
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	9,326	4,658
Accumulated deficit	(24,541,408)	(24,146,624)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity	976,982	1,367,098

Noncontrolling interest	(1,741,825)	(2,042,930)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(764,843)	(675,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,173,931	$2,118,305

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	Ended March 31,
	2010	2009

SALES	$42,400		$15,030
COST OF SALES	25,412		9,221
GROSS PROFIT	16,988		5,809

OPERATING EXPENSES
Selling, general and administrative expenses	323,837		322,105
Depreciation and amortization	3,226		3,396
Total operating expenses	327,063		325,501

LOSS FROM OPERATIONS	(310,075)		(319,692)

OTHER INCOME (EXPENSE)
Other income	234,676		12,190
Loss on revaluation of derivatives	(285)		(1,778)
Amortization of discount on debt	(15,041)		(34,733)
Interest expense	(2,954)		(4,413)
Total other income (expense)	216,396		(28,734)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(93,679)		(348,426)

PROVISION FOR INCOME TAXES	--		--

NET LOSS	(93,679)		(348,426)

Net income (loss) attributable to noncontrolling interest	96,812		(114,002)

NET LOSS APPLICABLE TO COMMON SHARES	$(190,491)		$(234,424)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	3,401,867,145		2,602,170,527

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009

Balance at beginning of the period	$4,658	$1,785

Unrealized gain on securities available for sale:

Unrealized gain arising during the period	4,668	206

Less: reclassification adjustment and losses included in net loss	--	(522)

Net change for the period	4,668	(316)

Balance at end of the period	$9,326	$1,469

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,679)	$(348,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	3,226	3,396
Amortization of discount on debt conversion	15,041	34,733
Gain on sales of securities available for sale	--	(1,196)
Loss on revaluation of derivatives	285	1,778
Stock issue to noncontrolling shareholders for services	--	14,218
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(4,058)	(1,151)
Decrease in inventory	--	797
(Increase) decrease in prepaid expenses and other assets	3,211	(137,746)
Increase (decrease) in accounts payable and accrued liabilities	140,854	(175,696)
Increase (decrease) in deferred revenues	(1,212)	3,564
(Decrease) in related party liabilities	(10,331)	(143,129)
Total cash provided by (used in) operating activities	53,337	(748,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Costs of trademarks and other intangibles	--	(1,284)
Net proceeds from sales of securities available for sale	--	7,337
Total cash provided by investing activities	--	6,053

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,337	(742,805)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,842,801	3,442,590
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,896,138	$2,699,785

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the three months ended March 31, 2009:

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, iVoice Innovations, Inc. and its Variable Interest Entity, B Green Innovations. All significant intra/inter-company transactions and balances have been eliminated in consolidation.

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

The Company also is reporting revenues for B Green Innovations which primarily derives revenues from the shipments of “green products” which are recognized at the time of shipment to, or acceptance by customer, provided title and risk of loss is transferred to the customer. Provisions, when appropriate, are made where the right of return exists. B Green Innovation also derives revenues from the customer support (maintenance) service contracts for its IVR software product for one-year periods. Deferred revenues are recorded when the company receives payment and then revenues are recorded over the maintenance period.

Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to applicable limits. The cash equivalents are not insured. The Company has uninsured cash balances at March 31, 2010 and December 31, 2009 of $1,388,369 and $1,402,405, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at March 31, 2010 and December 31, 2009, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

On November 12, 2009, the Company issued an Amended and Restated convertible debenture to YA Global Investments, which is due on May 25, 2014, and it yields no interest rate.  The Company imputed an effective interest rate of 5.25%.

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the three months ended March 31, 2010 and 2009 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Three months ended March 31,
	2010	2009
Net (loss) applicable to common shares	$(190,491)	$(234,424)

Weighted average shares outstanding - basic	3,401,867,145	2,602,170,527
Weighted average shares outstanding - diluted	3,401,867,145	2,602,170,527

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of March 31, 2010, the Company has common stock equivalents of 6,740,170,940 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 655,728,382 shares of common stock outstanding. As of March 31, 2009, the Company had common stock equivalents of 16,700,000,000 issuable upon conversion of the YA Global Convertible Debentures and YA Global Warrants. The computation of diluted EPS in the periods ended March 31, 2010 and 2009 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was $4,668 and $(316), respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of March 31, 2010 and December 31, 2009, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $9,326 and $4,658, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

Reclassification of accounts
On January 1, 2009, the Company adopted provisions of ASC 810-10-55, disclosure for “Noncontrolling Interest in Consolidated Financial Statements.” Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on operations or cash flows for the three months ended March 31, 2009.

Recent Accounting Pronouncements
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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-17 to have an effect on the Company’s financial statements.

NOTE 2 – CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of B Green Innovations, Inc. (f/k/a iVoice Technology, Inc.) Series A 3% Secured Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. These securities are also secured by the assets of B Green Innovations. On March 6, 2009, B Green Innovations amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of B Green Innovations. On February 23, 2010, the Company acquired 1,219 shares of B Green Innovations, Inc.’s Series A 3% Convertible Preferred Stock for $1,218,766 of cash and convertible debt. In addition, on February 23, 2010, B Green Innovations reinstated the conversion rights on their Series A Convertible Preferred Stock. iVoice may, with the consent of B Green Innovation, convert an amount of the Series A Preferred Stock into Class A common stock calculated by dividing the Series A Initial Value by the closing bid price of the Class A common stock on the last trading day immediately prior to the date of the Notice of Conversion and which limits the conversion to Class A common stock to 9.99% of the outstanding shares of B Green Innovations. iVoice will receive no discount to the closing bid price on the conversion. The Company is the primary beneficiary of B Green Innovations, and as such, according to ASC 810, “Consolidation”, iVoice, Inc. continued to consolidate the results of operations of B Green Innovations with those of iVoice, Inc. and its other subsidiary.

For the period ended March 31, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions. For the period ended March 31, 2009, the non-controlling interest reflects 100% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

Since 2004, iVoice has provided administrative services to B Green Innovations and its subsidiary through various agreements. In 2008, the accumulated unpaid receivables were exchanged for Convertible Promissory Notes payable to iVoice by B Green Innovations and its subsidiary. In November 2009, iVoice and B Green Innovations mutually agreed to terminate and extinguish the following agreements:

a.	The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc.(subsidiary) and iVoice, Inc.
b.	The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. (subsidiary) payable to iVoice, Inc.
c.	The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.

On February 10, 2010, the remaining Administrative Services Agreement with B Green Innovations was terminated, and the Company entered into an Exchange Agreement to exchange the B Green Innovations Convertible Promissory Note, having a principal and accrued interest of approximately $119,000, for 119 shares of the B Green Innovations 3% Convertible Preferred Stock.

On February 10, 2010, and as subsequently amended (see below), the Company entered into an administrative services agreement with B Green Innovations to provide iVoice with administrative and financial services and office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice will pay B Green $5,000 per month. For the three months ended March 31, 2010 the companies recorded administrative fees of $15,000.

On April 29, 2010, the Administrative Services Agreement between the Company and B Green Innovations was amended as follows:

a.	The agreement will commence effective January 1, 2010.
b.	The monthly fee will increase to $5,000 per month and will be evidenced by a Convertible Promissory Note, the terms of which are as follows:
i.	Interest will accrue in the unpaid balance at the rate of prime plus 1 percent per annum.
ii.	Additional advances to include Fees accrued pursuant to the Administrative Services Agreement will be added to the principal of this note and will accrue interest at the above specified rate.
iii.	The interest shall accrue monthly and be paid annually.
iv.	The principal is payable on demand.
v.
The holder may elect payment of the principal and/or interest at the Holder’s sole discretion, owed pursuant to this Note by requiring the Maker to issue to the Holder, or his assigns either: (i) one Class B common stock share of the Maker, no par value per share, for each dollar owed, (ii) the number of Class A common stock shares of the Maker calculated by dividing (x) the sum of the principal and interest that the Holder has decided to have paid by (y) fifty percent (50%) of the lowest issue price of Class A common stock, or (iii) exchange the iVoice Market Value of the number of Class A Common Stock shares calculated, but not issued, in subsection (ii) above, equal to the number of B Green Series A 3% Preferred Stock shares calculated by dividing the iVoice Market value by the Series A Initial Value, as defined in the Company’s Certificate of Incorporation. The Holder may elect payment of the principal of this Note, before any repayment of interest.

vi.	This note may be prepaid in full or in part at any time without penalty.
vii.
In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date, or (b) default under the terms of any instrument securing this Note, and such default is not cured within fifteen (15) days after written notice to maker, then in either such event the Holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, and the prepayment premium, if any, at once due and payable. Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time. The unpaid principal of this Note and any part thereof, accrued interest and all other sums due under this Note shall bear interest at the rate of prime plus 2 percent per annum after default until paid.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

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

NOTE 4 – FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

March 31, 2010
Assets	Level I	Level II	Level III	Total

Securites available for sale	$14,337	$-	$-	$14,337
Total Assets	$14,337	$-	$-	$14,337

Derivative liabilities	$-	$742,424	$-	$742,424
Total Liabilities	$-	$742,424	$-	$742,424

December 31, 2009

Assets	Level I	Level II	Level III	Total

Securites available for sale	$9,681	$-	$-	$9,681
Total Assets	$9,681	$-	$-	$9,681

Derivative liabilities	$-	$742,139	$-	$742,139
Total Liabilities	$-	$742,139	$-	$742,139

Valuation methods:

The Company’s securities available for sale are valued using quoted stock prices based on the OTC BB quotation system for the periods ending in the tables above.

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Note 6 for more discussion on derivatives.

NOTE 5  - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $7,836 of this interest during the three months ended March 31, 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

The aggregate principal value of the remaining debentures at March 31, 2010 and December 31, 2009 is $671,600. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $16,104 and $23,309, respectively, and imputed interest of $127,983 and $135,819, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. In May 2006, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and at March 31, 2010 is measured at its estimated fair value of $742,424.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

At 3/31/10
Fair market value of stock	$0.00013
Exercise price	$0.00012
Dividend yield	0.00%
Risk free interest rate	3.2%
Expected volatility	270.67%
Expected life	4.17 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations. During the three months ended March 31, 2010, there was a change in the fair value of the embedded derivatives, which resulted in a loss of $285.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount of is being amortized over the life of the convertible debentures. The consolidated amortization expense on the debt discount on the convertible debentures for the three months ended March 31, 2010 and 2009 was $15,041 and $34,733, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010 AND 2009

NOTE 7 – DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of March 31, 2010, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $294,735. During the year ended December 31, 2009, the loan balance from 2008 of $2,295 was paid off. Other amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2010 and December 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the years ended December 31, 2009 and 2008, Mr. Mahoney received shares of Class A common stock and Class B common stock as partial repayment of this loan. As of March 31, 2010 and December 31, 2009, the outstanding balances were $3,003, plus accrued interest $103,646 and $100,692, respectively.

On August 1, 2004, B Green Innovations entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of B Green Innovations with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of B Green Innovations and no longer serves as Non-Executive Chairman of the Board of B Green Innovations. On March 9, 2009, the term of the employment agreement between B Green Innovations and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  On March 1, 2010, the consulting agreement between Mr. Mahoney and B Green Innovations wholly owned subsidiary was terminated and his compensation on that agreement was added to his current employment agreement. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of B Green Innovations determines that it has sufficient financial resources to pay his compensation in cash. As of March 31, 2010 and December 31, 2009, total deferred compensation due to Mr. Mahoney was $267,349 and $260,248, respectively. The Board of Directors of B Green Innovations has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock.

NOTE 8 -  SUBSEQUENT EVENTS

In April 2010, the Company issued an aggregate of 917,777,777 shares of Class A common stock to YA Global Investments, LP as repayment of $82,600 of principal on outstanding convertible debentures.

On April 16, 2010, the Company issued 330,000,000 shares of Class A common stock to Mr. Mahoney as repayment of $14,850 of deferred compensation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10−K for the fiscal year ended December 31, 2009 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

In 2008 and 2010, the iVoice has acquired an aggregate of 2,663 shares of B Green Innovations Series A 3% Convertible Preferred Stock for a total investment of $2,663,210.  These shares are convertible by iVoice into B Green Innovations Class A common stock only with the consent of B Green Innovations. iVoice is limited to holding up to 9.99% of the outstanding shares of B Green Innovations. iVoice is the primary beneficiary of B Green Innovations, and as such, according to ASC 810 “Consolidation”, iVoice continued to consolidate the results of operations of B Green Innovations with those of iVoice and its other subsidiary.

Results of Operations

Three months ended March 31, 2010 compared to three months ended march 31, 2009

Total sales for the three months ended March 31, 2010 and 2009 were $42,400 and $15,030, respectively. The increase in sales of $27,370 is primarily due to the increase in product sales of green products offset by a small decrease in IVR maintenance revenues. Declines in the IVR maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the three months ended March 31, 2010 and 2009 were $25,412 and $9,221, respectively. The cost or sales represent the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer.

Total operating expenses for the three months ended March 31, 2010 and 2009, were $327,063 and $325,501, respectively, for a increase of $1,562.  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the three months ended March 31, 2010 was an income of $216,396. This total was comprised of $232,491 gain on sale of tax losses in the NJEDA program, $2,185 of interest income and other income. These amounts were offset by $2,954 of accrued interest expense on the other debt, $15,041 amortization of the discount on debt and a $285 loss on revaluation of the derivatives. Total other income (expense) for the three months ended March 31, 2009 was an expense of $28,734. This total was comprised of $34,733 amortization of the discount on debt, $4,413 of accrued interest expense on the YA Global notes and other debt and $1,778 loss on revaluation of the derivatives. These amounts are offset by $12,190 of interest income on the cash accounts and other income.

Net loss for the three months ending March 31, 2010 and 2009 were $93,679 and $348,426, respectively. The decrease in net loss of $254,747 was primarily due to the gain on sale of tax losses, increase gross profit on higher sales and decreases in amortization of the discount on debt.  These were offset by the small increases in operating expenses and accrued interest expenses as discussed above.

The net income (loss) attributable to non-controlling interest of $96,812 and $(114,002) reflects the non-controlling interest’s portion of the operating income (loss) recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the three months ended March 31, 2010 and 2009, respectively.

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

During the three months ended March 31, 2010 and the year ended December 31, 2009, we had incurred consolidated losses from operations of $310,075 and $1,310,096, respectively, and had cumulative cash flow deficiencies from operations of $1,098,661 and $1,141,998, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We anticipate that our operations of the iVoice parent will require at least $500,000 for the next 12 months.  These expenses are anticipated to consist of the following: payroll and benefits of $200,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 11 months.

During the three months ended March 31, 2010, the Company had a net increase in cash of $53,337. The Company’s principal sources and uses of funds in the three months ended March 31, 2010 were as follows:

Cash flows from operating activities.  The Company provided $53,337 in cash from operations in the three months ended March 31, 2010, a decrease of $802,195 compared to $748,858 in cash used in operations in the three months ending March 31, 2009.  This decrease was primarily attributed to the lower cash loss from operations, the increase of current liabilities and related party accounts and an decrease in prepaid and other assets.

Cash flows from investing activities.  The Company did not have any investing activities in the three months ended March 31, 2010. The Company had a net increase in funds from investing activities of $6,053 for the three months ended March 31, 2009. This was primarily due to net proceeds from the sales of securities of $7,337 offset by spending for trademarks and other intangibles.

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

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that were collateralized by the proceeds available from the sales of the auction rate preferred shares. The interest rate charged on the loan is tied to the dividend rates earned on the auction rate preferred shares. When an auction rate preferred shares were sold in October 2008, a portion of the proceeds is applied to pay down the short term loan and the balance was deposited into interest bearing savings account at our primary banking center.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

PART II – OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

(a)

Section 1 - Registrant's Business and Operations
Item 1.01 Entry into a Material Definitive Agreement.

On March 1, 2010, the Company entered into an Administrative Services Agreement (the “Agreement”) with B Green Innovations, Inc. (“B Green”) for B Green to provide, effective February 1, 2010, certain administrative services as set forth in the Agreement for a fee of Four Thousand Dollars ($4,000) per month.  This Agreement shall continue until either party terminates with thirty (30) advance written notice.  This Agreement is filed as Exhibit 10.2 herein.

Item 1.02 Termination of a Material Definitive Agreement.

On February 10, 2010, the Company and B Green Innovations, Inc. entered into the Termination of Administrative Services Agreement effective November 17, 2009 that terminated and extinguished any all obligations between the parties pursuant to the following agreements:

a. The Administrative Services Agreement dated March 1, 2007 by and between B Green Innovations, Inc. and iVoice, Inc.
b. The Convertible Promissory Note dated May 5, 2008 issued by B Green Innovations, Inc. payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. and iVoice, Inc.

At the time that the parties entered into this Administrative Services Agreement dated March 1, 2007, B Green Innovations, Inc. was a wholly subsidiary of iVoice Technology, Inc.  On November 17, 2009, B Green Innovations, Inc. merged into iVoice Technology, Inc. and thereafter, on November 20, 2009, iVoice Technology, Inc. changed its name to B Green Innovations, Inc.

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

ITEM 6 - EXHIBITS

10.1	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

10.2	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVoice, Inc.

Date: May 17, 2010	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

10.1	Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

10.2	Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., filed herein.

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.