Form 10-Q
period 2010-06-30
IVOICE, INC /NJ
filed 2010-08-12
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock,
No par value, outstanding as of August 11, 2010:	6,154,452,382

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,774,553	$1,842,801
Securities available for sale	8,316	9,681
Accounts receivable, net of allowance for doubtful accounts $0	17,415	6,188
Inventory	3,837	--
Prepaid expenses and other current assets	43,131	45,075
Total current assets	1,847,252	1,903,745

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $241,379 and $235,296, respectively	36,148	35,925

OTHER ASSETS
Intangible assets, net of accumulated amortization of $2,713 and $2,345, respectively	171,601	171,969
Deposits and other assets	6,666	6,666
Total other assets	178,267	178,635

TOTAL ASSETS	$2,061,667	$2,118,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,116,386	$927,105
Due to related parties	653,130	580,703
Class A common stock liability	24,910	29,508
Deferred revenues	3,206	2,210
Total current liabilities	1,797,632	1,539,526

NON CURRENT LIABILITIES
Convertible debentures payable, net of discounts of $129,047 and $159,128, respectively	415,054	512,472
Derivative liability on convertible debentures	601,332	742,139
Total current liabilities	1,016,386	1,254,611

TOTAL LIABILITIES	$2,814,018	$2,794,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares; no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2010 - 5,184,295,526 shares issued; 5,184,292,526 shares outstanding
2009 - 3,401,870,145 shares issued; 3,401,867,145 shares outstanding	25,115,259	24,818,162
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	6,680	4,658
Accumulated deficit	(24,725,341)	(24,146,624)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity	1,087,500	1,367,098

Noncontrolling interest	(1,839,851)	(2,042,930)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(752,351)	(675,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,061,667	$2,118,305

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months				For the three months
	Ended June 30,				Ended June 30,
	2010		2009		2010		2009

SALES		$99,639		$45,248		$57,239		$30,218
COST OF SALES		46,670		20,539		21,258		11,318
GROSS PROFIT		52,969		24,709		35,981		18,900

OPERATING EXPENSES
Selling, general and administrative expenses		658,255		649,565		334,418		327,460
Depreciation and amortization		6,451		7,538		3,225		4,142
Total operating expenses		664,706		657,103		337,643		331,602

LOSS FROM OPERATIONS		(611,737)		(632,394)		(301,662)		(312,702)

OTHER INCOME (EXPENSE)
Other income		265,961		83,159		31,285		70,969
Gain on revaluation of derivatives		140,807		433		141,092		2,211
Amortization of discount on debt		(30,081)		(69,467)		(15,040)		(34,734)
Interest expense		(156,158)		(86,254)		(153,204)		(81,841)
Total other income (expense)		220,529		(72,129)		4,133		(43,395)

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES		(391,208)		(704,523)		(297,529)		(356,097)

PROVISION FOR INCOME TAXES		--		--		--		--

NET LOSS		(391,208)		(704,523)		(297,529)		(356,097)

Net loss attributable to noncontrolling interest		(15,227)		(173,340)		(112,039)		(59,338)

NET LOSS APPLICABLE TO COMMON
SHARES		$(375,981)		$(531,183)		$(185,490)		$(296,759)

NET LOSS PER COMMON SHARE
Basic and diluted	$	(0.00)	$	(0.00)	$	(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted		4,014,733,731		2,602,170,527		4,620,865,520		2,602,170,527

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009

Balance at beginning of the period	$4,658	$1,785

Unrealized gain on securities available for sale:

Unrealized gain (loss) arising during the period	28,611	(195)

Less: reclassification adjustment and losses included in net loss	(26,589)	(522)

Net change for the period	2,022	(717)

Balance at end of the period	$6,680	$1,068

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(391,208)	$(704,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	6,451	7,537
Amortization of discount on debt conversion	30,081	69,467
Beneficial interest on issuance of stock	150,150	--
Gain on sales of securities available for sale	(26,589)	(1,196)
Gain on revaluation of derivatives	(140,807)	(433)
Stock issue to noncontrolling shareholders for services	15,570	14,218
(Gain) from settlement of note receivable previously written-off	(2,336)	(50,000)
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(11,227)	(2,979)
(Increase) decrease in inventory	(3,837)	3,363
(Increase) decrease in prepaid expenses and other assets	1,944	(117,155)
Increase (decrease) in accounts payable and accrued liabilities	189,281	(69,778)
Increase (decrease) in deferred revenues	996	(5,961)
Increase (decrease) in related party liabilities	87,277	(89,813)
Net cash used in operating activities	(94,254)	(947,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,306)	--
Costs of trademarks and other intangibles	--	(5,393)
Net proceeds from sales of securities available for sale	32,312	7,346
Net cash provided by investing activities	26,006	1,953

NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,248)	(945,300)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,842,801	3,442,590
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,774,553	$2,497,290

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

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

Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to applicable limits. The cash equivalents are not insured. The Company has uninsured cash balances at June 30, 2010 and December 31, 2009 of $1,274,294 and $1,402,405, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the six months ended June 30, 2010 and 2009 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Six months ended June 30,
	2010	2009
Net (loss) applicable to common shares	$(375,981)	$(531,183)

Weighted average shares outstanding - basic	4,014,733,731	2,602,170,527
Weighted average shares outstanding - diluted	4,014,733,731	2,602,170,527

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of June 30, 2010, the Company has common stock equivalents of 3,181,871,345 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 553,559,410 shares of common stock outstanding. As of June 30, 2009, the Company had common stock equivalents of 16,700,000,000 issuable upon conversion of the YA Global Convertible Debentures and YA Global Warrants. The computation of diluted EPS in the periods ended June 30, 2010 and 2009 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was $2,022 and $(1,068), respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of June 30, 2010 and December 31, 2009, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $6,680 and $4,658, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

Reclassification of accounts
On January 1, 2009, the Company adopted provisions of ASC 810-10-55, disclosure for “Noncontrolling Interest in Consolidated Financial Statements.” Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on operations or cash flows for the six months ended June 30, 2009.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements
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

NOTE 2  - CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

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

For the period ended June 30, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions. For the period ended June 30, 2009, the non-controlling interest reflects 100% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

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

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 10, 2010, the remaining Administrative Services Agreement with B Green Innovations was terminated, and the Company entered into an Exchange Agreement to exchange the B Green Innovations Convertible Promissory Note, having a principal and accrued interest of approximately $119,000, for 119 shares of the B Green Innovations 3% Convertible Preferred Stock.

On February 10, 2010, and as subsequently amended (see below), the Company entered into an administrative services agreement with B Green Innovations to provide iVoice with administrative and financial services and office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice will pay B Green $5,000 per month. For the six months ended June 30, 2010 the companies recorded administrative fees of $30,000.

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

NOTE 3  - GOING CONCERN

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

NOTE 4  - FAIR VALUE MEASUREMENTS

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2010

Assets	Level I	Level II	Level III	Total

Available for sale	$8,316	$-	$-	$8,316
Total Assets	$8,316	$-	$-	$8,316

Derivative liabilities	$-	$592,433	$-	$592,433
Total Liabilities	$-	$592,433	$-	$592,433

December 31, 2009

Assets	Level I	Level II	Level III	Total

Available for sale	$9,681	$-	$-	$9,681
Total Assets	$9,681	$-	$-	$9,681

Derivative liabilities	$-	$742,139	$-	$742,139
Total Liabilities	$-	$742,139	$-	$742,139

Valuation methods:

The Company’s securities available for sale are valued using quoted stock prices based on the OTC BB quotation system for the periods ended in the tables above.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5  - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $15,671 of this interest during the six months ended June 30, 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

During the six months ended June 30, 2010, the Company issued 1,350,256,409 shares if its Class A common stock as a conversion of $127,500 of YA Global’s convertible debt. The aggregate principal value of the remaining debentures at June 30, 2010 and December 31, 2009 is $544,100 and $671,600, respectively. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $8,900 and $23,309, respectively, and imputed interest of $120,147 and $135,819, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. In May 2006, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and at June 30, 2010 is measured at its estimated fair value of $601,332.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 6/30/10	At 12/31/09
Fair market value of stock	$0.00019	$0.00020
Exercise price	$0.00017	$0.00018
Dividend yield	0.00%	0.00%
Risk free interest rate	3.2%	3.2%
Expected volatility	277.76%	260.52%
Expected life	3.92 years	4.42 years

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations. During the six months ended June 30, 2010, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $140,807.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the debt discount on the convertible debentures for the six months ended June 30, 2010 and 2009 was $30,081 and $69,467, respectively.

NOTE 7  - DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of June 30, 2010, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $374,592. During the year ended December 31, 2009, the loan balance from 2008 of $2,295 was paid off. During the six months ended June 30, 2010, the Company issued 330,000,000 shares of the Company’s Class A common stock upon conversion of $14,850 of debt. Other amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2010 and December 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the years ended December 31, 2009 and 2008, Mr. Mahoney received shares of Class A common stock and Class B common stock as partial repayment of this loan. As of June 30, 2010 and December 31, 2009, the outstanding balances were $3,003, plus accrued interest $106,700 and $100,692, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 1, 2004, B Green Innovations entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of B Green Innovations with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of B Green Innovations and no longer serves as Non-Executive Chairman of the Board of B Green Innovations. On March 9, 2009, the term of the employment agreement between B Green Innovations and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  On March 1, 2010, the consulting agreement between Mr. Mahoney and B Green Innovations wholly owned subsidiary was terminated and his compensation on that agreement was added to his current employment agreement. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of B Green Innovations determines that it has sufficient financial resources to pay his compensation in cash. As of June 30, 2010 and December 31, 2009, total deferred compensation due to Mr. Mahoney was $270,250 and $260,248, respectively. The Board of Directors of B Green Innovations has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock.

NOTE 8 - COMMON STOCK

Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of June 30, 2010, 5,184,295,526 shares were issued and 5,184,292,526 shares were outstanding.

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

For the six months ended June 30, 2010:

•
The Company issued 330,000,000 shares of Class A common stock to an Officer of the Company for payment of $14,850 of deferred compensation. The stock was valued at $165,000 and $150,150 was charged to beneficial interest expense.

•	The Company issued 102,168,972 shares of Class A common stock to Meritz and Muenz, LLP for payment of $4,598 accrued legal services.

•	The Company issued 1,350,256,409 shares of Class A common stock to YA Global Investments, LP as repayment of $127,500 of principal on outstanding convertible debentures.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9  - INCOME TAXES

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities give rise to a deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 10 - SUBSEQUENT EVENTS

In July 2010, the Company issued an aggregate of 136,752,137 shares of Class A common stock to YA Global Investments, LP as repayment of $16,000 of principal on outstanding convertible debentures.

On July 15, 2010, the Company issued 550,000,000 shares of Class A common stock to Mr. Mahoney as repayment of $13,750 of deferred compensation.

On July 27, 2010, the Company issued 283,407,719 shares of Class A common stock to Lawrence A. Muenz, partner of Meritz and Muenz, LLP for payment of $12,753 accrued legal services.

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

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Total sales for the six months ended June 30, 2010 and 2009 were $99,639 and $45,248, respectively. The increase in sales of $54,391 is primarily due to the increase in product sales of green products offset by a small decrease in IVR maintenance revenues. Declines in the IVR maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the six months ended June 30, 2010 and 2009 were $46,670 and $20,539, respectively. The cost or sales represent the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer.

Total operating expenses for the six months ended June 30, 2010 and 2009, were $664,706 and $657,103, respectively, for an increase of $7,603.  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the six months ended June 30, 2010 was an income of $220,529. This total was comprised of $232,491 gain on sale of tax losses in the NJEDA program, $140,807 gain on revaluation of derivatives, $26,589 gain on sales of securities and $6,881 of interest income and other income. These amounts were offset by $150,150 beneficial interest on debt conversion, $6,008 of accrued interest expense on the other debt, and $30,081 amortization of the discount on debt. Total other income (expense) for the six months ended June 30, 2009 was an expense of $72,129. This total was comprised of $86,254 of accrued interest expense on the YA Global notes and other debt and $69,467 amortization of the discount on debt. These amounts were offset by $65,000 recapture of previously written off debt, $18,159 of interest income and other income and a $433 gain on revaluation of the derivatives.

Net loss for the six months ending June 30, 2010 and 2009 were $391,208 and $704,523, respectively. The decrease in net loss of $313,315 was primarily due to the gain on sale of tax losses, favorable changes on the revaluation of derivatives, decreases in amortization of the discount on debt and increase gross profit on higher sales.  These were offset by the increases in operating expenses and interest expenses as discussed above.

The net loss attributable to non-controlling interest of $15,227 and $173,340 reflects the non-controlling interest’s portion of the operating losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the six months ended June 30, 2010 and 2009, respectively.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Total sales for the three months ended June 30, 2010 and 2009 were $57,239 and $30,218, respectively. The increase in sales of $27,021 is primarily due to the increase in product sales of green products and a small increase in IVR maintenance revenues for the period. Normally the IVR maintenance revenues have been declining due to the general decline in the economies of our customers. But, increases this period are only temporary due to receipts that were previously thought to be uncollectible. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the three months ended June 30, 2010 and 2009 were $21,258 and $11,318, respectively. The cost or sales represent the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer.

Total operating expenses for the three months ended June 30, 2010 and 2009, were $337,643 and $331,602, respectively, for an increase of $6,041.  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the three months ended June 30, 2010 was an income of $4,133. This total was comprised of $141,092 gain on revaluation of derivatives, $26,589 gain on sales of securities and  $4,696 of interest income and other income. These amounts were offset by $150,150 beneficial interest on debt conversion, $3,054 of accrued interest expense on the other debt and $15,040 amortization of the discount on debt. Total other income (expense) for the three months ended June 30, 2009 was an expense of $43,395. This total was comprised of $81,841 of accrued interest expense on the YA Global notes and other debt and $34,734 amortization of the discount on debt. These amounts were offset by $65,000 recapture of previously written off debt, $5,969 of interest income and other income and a $2,211 gain on revaluation of the derivatives.

Net loss for the three months ending June 30, 2010 and 2009 were $297,529 and $356,097, respectively. The decrease in net loss of $58,568 was primarily due to the gain on revaluation of derivatives, increase gross profit on higher sales and decreases in amortization of the discount on debt.  These were offset by increases in operating expenses and accrued interest expenses as discussed above.

The net loss attributable to non-controlling interest of $112,039 and $59,338 reflects the non-controlling interest’s portion of the operating income (loss) recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the three months ended June 30, 2010 and 2009, respectively.

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

During the six months ended June 30, 2010 and the year ended December 31, 2009, we had incurred consolidated losses from operations of $611,737 and $1,310,096, respectively, and had cash flow deficiencies from operations of $94,254 and $1,141,998, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We anticipate that our operations of the iVoice parent will require at least $500,000 for the next 12 months.  These expenses are anticipated to consist of the following: payroll and benefits of $200,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 11 months.

During the six months ended June 30, 2010, the Company had a net decrease in cash of $68,248. The Company’s principal sources and uses of funds in the six months ended June 30, 2010 were as follows:

Cash flows from operating activities.  The Company used $94,254 in cash from operations in the six months ended June 30, 2010, a decrease of $852,999 compared to $947,253 in cash used in operations in the six months ending June 30, 2009.  This decrease was primarily attributed to the lower cash loss from operations, the increase of current liabilities and related party accounts and a decrease in prepaid and other assets.

Cash flows from investing activities.  The Company had a net increase in funds from investing activities of $26,006 for the six months ended June 30, 2009. This was primarily due to net proceeds from the sales of securities of $32,312 offset by spending for property and equipment. The Company had a net increase in funds from investing activities of $1,953 for the six months ended June 30, 2009. This was primarily due to net proceeds from the sales of securities of $7,346 offset by spending for trademarks and other intangibles.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

iVoice, Inc.

Date: August 12, 2010	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.