Form 10-Q
period 2010-09-30
IVOICE, INC /NJ
filed 2010-11-15
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________________

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES☐  NO ☒

Number of shares of Class A, common stock,
No par value, outstanding as of November 12, 2010:                      6,265,563,493

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,633,300	$1,842,801
Securities available for sale	3,265	9,681
Accounts receivable, net of allowance for doubtful accounts $0	11,308	6,188
Inventory	879
Prepaid expenses and other current assets	36,336	45,075
Total current assets	1,685,088	1,903,745

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $245,939 and $235,296, respectively	40,708	35,925

OTHER ASSETS
Intangible assets, net of accumulated amortization of $2,897 and
and $2,345, respectively	171,417	171,969
Deposits and other assets	6,666	6,666
Total other assets	178,083	178,635

TOTAL ASSETS	$1,903,879	$2,118,305

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$968,980	$927,105
Due to related parties	922.725	580,703
Class A common stock liability	12,157	29,508
Deferred revenues	1,000	2,210
Total current liabilities	1,904,862	1,539,526

NON CURRENT LIABILITIES
Convertible debentures payable, net of discounts of $114,006 and
$159,128, respectively	404,094	512,472
Derivative liability on convertible debentures	569,798	742,139
Total non-current liabilities	973,892	1,254,611

TOTAL LIABILITIES	$2,878,754	$2,794,137

COMMITMENTS AND CONTINGENCIES

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	September 30,	December 31,
	2010	2009

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity:
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2010 – 6,265,563,493 shares issued; 6,265,563,493 shares outstanding
2009 - 3,401,870,145 shares issued; 3,401,867,145 shares outstanding	25,225,513	24,818,162
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	2,439	4,658
Accumulated deficit	(24,933,709)	(24,146,624)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity	985,145	1,367,098

Noncontrolling interest	(1,960,020)	(2,042,930)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(974,875)	(675,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,903,879	$2,118,305

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months			For the three months
	Ended September 30,			Ended September 30,
	2010	2009		2010	2009

SALES	$142,996		$73,969	$43,357		$28,721
COST OF SALES	68,958		34,473	22,288		13,934
GROSS PROFIT	74,038		39,496	21,069		14,787

OPERATING EXPENSES
Selling, general and administrative expenses	966,547		948,756	308,292		299,191
Depreciation and amortization	9,906		11,595	3,455		4,057
Total operating expenses	976,453		960,351	311,747		303,248

LOSS FROM OPERATIONS	(902,415)		(920,855)	(290,678)		(288,461)

OTHER INCOME (EXPENSE)
Other income	272,561		103,051	6,600		19,892
Gain on revaluation of derivatives	172,341		24,442	31,534		24,009
Amortization of discount on debt	(45,122)		(104,201)	(15,041)		(34,734)
Interest expense	(217,110)		(265,381)	(60,952)		(179,127)
Total other income (expense)	182,670		(242,089)	(37,859)		(169,960)

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(719,745)		(1,162,944)	(328,537)		(458,421)

PROVISION FOR INCOME TAXES	--		--	--		--

NET LOSS	(719,745)		(1,162,944)	(328,537)		(458,421)

Net loss attributable to noncontrolling interest	(135,396)		(319,930)	(120,169)		(146,590)

NET LOSS APPLICABLE TO COMMON
SHARES	$(584,349)		$(843,014)	$(208,368)		$(311,831)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$	(0.00)	$(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	4,678,876,888		2,669,670,752	5,985,506,360		2,804,671,201

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

Balance at beginning of the period	$4,658	$1,785

Unrealized gain on securities available for sale:

Unrealized gain (loss) arising during the period	27,595	(195)

Less: reclassification adjustment and losses
included in net loss	(29,814)	(522)
Net change for the period	(2,219)	(717)

Balance at end of the period	$2,439	$1,068

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,745)	$(1,162,944)
Adjustments to reconcile net loss to net cash:
Depreciation of fixed assets and amortization of intangibles	9,906	11,595
Amortization of discount on debt conversion	45,122	104,201
Beneficial interest on issuance of stock	207,900	82,253
Gain on sales of securities available for sale	(29,814)	(14,895)
Gain on revaluation of derivatives	(172,341)	(24,442)
Stock issue to noncontrolling shareholders for services	15,570	14,218
(Gain) from settlement of note receivable previously written-off	(3,570)	(50,000)
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(5,120)	(11,412)
(Increase) decrease in inventory	(879)	6,149
(Increase) decrease in prepaid expenses and other assets	8,739	(89,752)
Increase (decrease) in accounts payable and accrued liabilities	205,640	38,993
Increase (decrease) in deferred revenues	(1,210)	(5,138)
Increase (decrease) in related party liabilities	206,857	7,298
Net cash used in operating activities	(232,945)	(1,093,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,137)	--
Costs of trademarks and other intangibles	--	(5,393)
Net proceeds from sales of securities available for sale	37,581	21,083
Net cash provided by investing activities	23,444	15,690

NET DECREASE IN CASH AND CASH EQUIVALENTS	(209,501)	(1,078,186)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,842,801	3,442,590
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,633,300	$2,364,404

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

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

Concentration of Credit Risk
The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. The balances exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at September 30, 2010 and December 31, 2009, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the nine months ended September 30, 2010 and 2009 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Nine months ended September 30,
	2010	2009
Net (loss) applicable to common shares	$(584,349)	$(843,014)

Weighted average shares outstanding - basic	4,678,876,888	2,669,670,752
Weighted average shares outstanding - diluted	4,678,876,888	2,669,670,752

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of September 30, 2010, the Company has common stock equivalents of 4,428,205,128 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 553,559,410 shares of common stock outstanding. As of September 30, 2009, the Company had common stock equivalents of 16,507,142,857 issuable upon conversion of the YA Global Convertible Debentures and YA Global Warrants. The computation of diluted EPS in the periods ended September 30, 2010 and 2009 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 was $(2,219) and $(717), respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of September 30, 2010 and December 31, 2009, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $2,439 and $4,658, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

Reclassification of accounts
On January 1, 2009, the Company adopted provisions of ASC 810-10-55, disclosure for “Noncontrolling Interest in Consolidated Financial Statements.” Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on operations or cash flows for the nine months ended September 30, 2009.

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

For the period ended September 30, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions. For the period ended September 30, 2009, the non-controlling interest reflects 100% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 10, 2010, and as subsequently amended (see below), the Company entered into an administrative services agreement with B Green Innovations to provide iVoice with administrative and financial services and office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice will pay B Green $5,000 per month. For the nine months ended September 30, 2010 the companies recorded administrative fees of $45,000.

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

Since the spin-off of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents to Lamson Holdings LLC, the Company has 9 remaining patent applications, which have been awarded or are pending.  These applications include various versions of the “Wirelessly Loaded Speaking Medicine Container”, which is also filed internationally, the “Voice Activated Voice Operated Copier”, the “Voice Activated Voice Operational Universal Remote Control”, “Wireless Methodology for Talking Consumer Products” which is also filed internationally, “Product Identifier and Receive Spoken Instructions” and “Traffic Signal System with Countdown Signaling with Advertising and/or News Message”.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2010

Assets	Level I	Level II	Level III	Total

Securities available for sale	$3,265	$-	$-	$3,265
Total Assets	$3,265	$-	$-	$3,265

Derivative liabilities	$-	$569,798	$-	$569,798
Total Liabilities	$-	$569,798	$-	$569,798

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2009

Assets	Level I	Level II	Level III	Total

Securities available for sale	$9,681	$-	$-	$9,681
Total Assets	$9,681	$-	$-	$9,681

Derivative liabilities	$-	$742,139	$-	$742,139
Total Liabilities	$-	$742,139	$-	$742,139

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

NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $23,507 of this interest during the nine months ended September 30, 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

During the nine months ended September 30, 2010, the Company issued 1,598,119,657 shares if its Class A common stock as a conversion of $153,500 of YA Global’s convertible debt. The aggregate principal value of the remaining debentures at September 30, 2010 and December 31, 2009 is $518,100 and $671,600, respectively. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $1,694 and $23,309, respectively, and imputed interest of $112,312 and $135,819, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. In May 2006, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and at September 30, 2010 is measured at its estimated fair value of $601,332.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 9/30/10	At 12/31/09
Fair market value of stock	$0.00013	$0.00020
Exercise price	$0.00012	$0.00018
Dividend yield	0.00%	0.00%
Risk free interest rate	3.2%	3.2%
Expected volatility	264.28%	260.52%
Expected life	3.67 years	4.42 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations. During the nine months ended September 30, 2010, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $172,341.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the debt discount on the convertible debentures for the nine months ended September 30, 2010 and 2009 was $45,122 and $104,201, respectively.

NOTE 7 – DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of September 30, 2010, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $459,172. During the year ended December 31, 2009, the loan balance from 2008 of $2,295 was paid off. During the nine months ended September 30, 2010, the Company issued 880,000,000 shares of the Company’s Class A common stock upon conversion of $28,600 of debt. Other amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2010 and December 31, 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the years ended December 31, 2009 and 2008, Mr. Mahoney received shares of Class A common stock and Class B common stock as partial repayment of this loan. As of September 30, 2010 and December 31, 2009, the outstanding balances were $3,003, plus accrued interest $109,906 and $100,692, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 1, 2004, B Green Innovations entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors of B Green Innovations with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index.  On August 30, 2006 Mr. Mahoney was elected to the position of President and Chief Executive Officer of B Green Innovations and no longer serves as Non-Executive Chairman of the Board of B Green Innovations. On March 9, 2009, the term of the employment agreement between B Green Innovations and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  On March 1, 2010, the consulting agreement between Mr. Mahoney and B Green Innovations wholly owned subsidiary was terminated and his compensation on that agreement was added to his current employment agreement. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect.  A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors of B Green Innovations determines that it has sufficient financial resources to pay his compensation in cash. As of September 30, 2010 and December 31, 2009, total deferred compensation due to Mr. Mahoney was $291,500 and $260,248, respectively. The Board of Directors of B Green Innovations has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock.

NOTE 8 - COMMON STOCK

Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of September 30, 2010, 6,265,563,493 shares were issued and outstanding.

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

For the nine months ended September 30, 2010:

•
The Company issued 800,000,000 shares of Class A common stock to an Officer of the Company for payment of $28,600 of deferred compensation. The stock was valued at $236,500 and $207,900 was charged to beneficial interest expense.

•	The Company issued 385,576,691 shares of Class A common stock to Meritz and Muenz, LLP for payment of $17,351 accrued legal services.

•	The Company issued 1,598,119,657 shares of Class A common stock to YA Global Investments, LP as repayment of $153,500 of principal on outstanding convertible debentures.

NOTE 9 – INCOME TAXES

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

NOTE 10 – SEGMENT DATA

FASB ASC 280, “Disclosures about Segments of an Enterprise and related information”, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s President and Chief Executive Officer) in making decisions on how to allocate resources and assess performance

The tables below present information about reportable segments for the three and nine months ended September 30, 2010 and 2009 for this entity.

Nine Months Ended September 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$122,761	$20,235	$-	$142,996
Cost of sales	68,774	184	-	68,958
Gross profit	53,989	20,051	-	74,038

General and administrative	-	-	976,453	976,453
Interest, net	-	-	217,110	217,110
Gain on valuation of derivative	-	-	(172,341)	(172,341)
Amortization of discount on debt	-	-	45,122	45,122
Other income	-	-	(272,561)	(277,561)
Total expenses	-	-	793,783	793,783

Income (loss) before taxes	$53,989	$20,051	$(793,783)	$(719,745)

Nine Months Ended September 30, 2009

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$52,636	$21,333	$-	$73,969
Cost of sales	34,473	-	-	34,473
Gross profit	18,163	21,333	-	39,496

General and administrative	-	-	960,351	960,351
Interest, net	-	-	265,381	265,381
Amortization of debt discount	-	-	104,201	104,201
Gain on valuation of derivative	-	-	(24,442)	(24,442)
Other income	-	-	(103,051)	(103,051)
	-	-	1,202,440	1,202,440

Income (loss) before taxes	$18,163	$21,333	$(1,202,440)	$(1,162,944)

Three Months Ended September 30, 2010

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$35,516	$7,841	$-	$43,351
Cost of sales	22,288	-	-	22,288
Gross profit	13,228	7,841	-	21,069

General and administrative	-	-	311,747	311,747
Interest, net	-	-	60,952	60,952
Amortization of debt discount			15,041	15,041
Gain on valuation of derivative			31,534	31,534
Other income	-	-	(6,600)	(6,600)
	-	-	349,606	349,606

Income (loss) before taxes	$13,228	$7,841	$(349,606)	$(328,537)

Three Months Ended September 30, 2009

	“Green” Products	IVR	Corporate/ Reconciling Items	Total
Net sales	$26,699	$2,022	$-	$28,721
Cost of sales	13,934	-	-	13,934
Gross profit	12,765	2,022	-	14,787

General and administrative	-	-	303,248	303,248
Interest, net	-	-	179,127	179,127
Amortization of debt discount	-	-	34,734	34,734
Other income			(19,892)	(19,892)
Gain on valuation of derivative	-	-	(24,009)	(24,009)
	-	-	473,208	473,208

Income (loss) before taxes	$12,765	$2,022	$(473,208)	$(458,421)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces see the discussion in the Form 10−K for the fiscal year ended December 31, 2009 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

Results of Operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Total sales for the nine months ended September 30, 2010 and 2009 were $142,996 and $73,969, respectively. The increase in sales of $69,027 is primarily due to the increase in product sales of green products offset by a small decrease in IVR maintenance revenues. Declines in the IVR maintenance revenues are due to the general decline in the economies of our customers. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the nine months ended September 30, 2010 and 2009 were $68,958 and $34,473, respectively. The cost of sales represents the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer. The increase in cost of sales of $34,485 is attributed to the increase in sales of “green” products.

Total operating expenses for the nine months ended September 30, 2010 and 2009, were $976,453 and $960,351, respectively, for an increase of $16,102.  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the nine months ended September 30, 2010 was an income of $182,670 as compared to an expense of $242,089 for the nine months ended September 30, 2010. This change was primarily the result of an increase in other income, which was comprised mostly of a $232,491 gain on sale of tax losses in the NJEDA program, an increase in the gain on revaluation of derivatives and lower amortization of debt discount.

The net losses for the nine months ending September 30, 2010 and 2009 were $719,745 and $1,162,944, respectively. The changes were the result of the factors discussed above.

The net loss attributable to non-controlling interest for the nine months ended September 30, 2010 and 2009 were $135,396 and $319,930, respectively reflect the non-controlling interest’s portion of the operating losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the nine months ended September 30, 2010 and 2009, respectively.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Total sales for the three months ended September 30, 2010 and 2009 were $43,357 and $28,721, respectively. The increase in sales of $14,636 is primarily due to the increase in product sales of green products and a small increase in IVR maintenance revenues for the period. Normally the IVR maintenance revenues have been declining due to the general decline in the economies of our customers. But, increases this period are only temporary due to receipts that were previously thought to be uncollectible. Sales of the new “green” products are through distributors and by direct sales to the B Green customers.

Total cost of sales for the three months ended September 30, 2010 and 2009 were $22,288 and $13,934, respectively. The cost or sales represent the direct material and labor costs for the anti-vibration products produced by B Green Innovations’ out-sourced manufacturer. The increase in cost of sales of $8.354 is attributed to the increase in sales of “green” products.

Total operating expenses for the three months ended September 30, 2010 and 2009, were $311,747 and $303,248, respectively, for an increase of $8,499.  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the three months ended September 30, 2010 was an expense of $37,859 as compared to an expense of $169,960 for the three months ended September 30, 2009. This decrease is primarily attributed to lower interest expense.

The net losses for the three months ending September 30, 2010 and 2009 were $328,537 and $458,421, respectively. The changes were the result of the factors discussed above.

The net loss attributable to non-controlling interest for the three months ended September 30, 2010 and 2009 were $120,169 and $146,590, respectively reflect the non-controlling interest’s portion of the operating losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the three months ended September 30, 2010 and 2009, respectively.

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

During the nine months ended September 30, 2010 and the year ended December 31, 2009, we had incurred consolidated losses from operations of $902,415 and $1,310,096, respectively, and had cash flow deficiencies from operations of $232,945 and $1,141,998, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We anticipate that our operations of the iVoice parent will require at least $500,000 for the next 12 months.  These expenses are anticipated to consist of the following: payroll and benefits of $200,000, occupancy costs of $60,000, professional fees of $100,000, business insurance of $70,000 and miscellaneous administrative expenses of $70,000.  We expect to fund these obligations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 12 months.

During the nine months ended September 30, 2010, the Company had a net decrease in cash of $209,501. The Company’s principal sources and uses of funds in the nine months ended September 30, 2010 were as follows:

Cash flows from operating activities.  The Company used $232,945 in cash from operations in the nine months ended September 30, 2010, a decrease of $860,931 compared to $1,093,876 in cash used in operations in the nine months ended September 30, 2009.  This decrease was primarily attributed to the lower cash loss from operations, the increase of current liabilities and related party accounts and a decrease in prepaid and other assets.

Cash flows from investing activities.  The Company had a net increase in funds from investing activities of $23,444 for the nine months ended September 30, 2009. This was primarily due to net proceeds from the sales of securities of $37,581 offset by spending for property and equipment. The Company had a net increase in funds from investing activities of $15,690 for the nine months ended September 30, 2009. This was primarily due to net proceeds from the sales of securities of $21,083 offset by spending for trademarks and other intangibles.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting were not effective for the following reasons:

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

PART II – OTHER INFORMATION

ITEM 5                                OTHER INFORMATION

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors, where those changes were implemented after the registrant last provided disclosure in response to the requirements of paragraph (c)(2)(iv) or paragraph (c)(3) of §229.407 of the regulations promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

ITEM 6                                EXHIBITS

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

iVoice, Inc.

Date: November 15, 2010	By:	/s/Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer
and Principal Financial Officer

Index of Exhibits

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.