Form 10-Q/A
period 2010-03-31
IVOICE, INC /NJ
filed 2011-04-04
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed in order to modify Item. 4T, Controls and Procedures, to include our conclusion regarding the effectiveness of our disclosure controls and procedures and to modify Exhibit 31.1 to change “small business issuer” to “registrant”. No other changes have been made, and the information contained in this Report has not been updated.  For more current information regarding the Company, readers should refer to the more recent reports filed by the Company with the Securities and Exchange Commission.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

a)
The Company has limited segregation of duties amongst its employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

b)
The Company's has a limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

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

ITEM 6 - EXHIBITS

10.1
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., previously filed as Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2010 and incorporated by reference herein.

10.2
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc.,  previously filed as Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2010 and incorporated by reference herein.

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

iVoice, Inc.

Date: April 4, 2011	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

10.1
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc., previously filed as Exhibit 10.1 to the Form 10-Q for the period ended March 31, 2010 and incorporated by reference herein.

10.2
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc.,  previously filed as Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2010 and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.