Form 10-K
period 2010-12-31
IVOICE, INC /NJ
filed 2011-04-12
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2010 (the last business day of our most recently completed second fiscal quarter) was $1,057,442 using the closing price on June 30, 2010.

As of April 11, 2011, the Registrant had 6,265,563,493 shares of Class A, no par value common stock outstanding.

PART I

Item 1. Business

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

On March 9, 2011, iVoice, Inc. (“iVoice”) entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.   Under the terms of the Agreement, Hydra will merge into iVoice with iVoice being the surviving company.  All of the common stock of Hydra will be exchanged for 1 million shares of iVoice Series A Preferred Stock with each such share having super-voting rights equal to 10,000 votes for every one vote granted to iVoice Class A Common Stock and each such share being convertible, at the holder's option, into 153.5 shares of Class A Common Stock.  Based upon the present number of iVoice Class A Common Stock shares outstanding, the Hydra shareholders will hold 61.48% of the voting shares of iVoice.

The closing for this contemplated transaction is expected upon:  (i) completion of due diligence, (ii) certain specific conditions as set forth in the Agreement and the approval of this transaction by the Hydra and iVoice shareholders.  iVoice will prepare and file with the Securities and Exchange Commission an Information Statement on Schedule 14C.

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

We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value (see above).

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

Patents and Trademarks

We have five patent applications in our portfolio.  These applications include the “Wirelessly Loaded Speaking Medicine Container”, the “Methodology for Talking Consumer Products with Voice Instructions via Wireless Technology”, the “Product Identifier and Receive Spoken Instructions”, the “Pedestrian Air Bag Device” and the “Traffic Signal System with Countdown Signaling and with Advertising and/or News Message”.

We have been developing proprietary technology for eight years.  Developing and licensing proprietary technology has various uncertainties, which include, our ability to protect the intellectual property for our technology; obtaining patents that are broad enough to prevent competitors from introducing similar products on the market; unintentionally infringing on the proprietary rights of others; and receiving approval from the United States Patent and Trademark Office, or the USPTO.

  Our ability to continue to develop and license unique technologies and to license and sell these technologies will have a significant impact on our prospects for the future.

Mergers and Acquisitions

We continue to search for potential merger candidates with or without compatible technology and products, which management feels may make financing more appealing to potential investors.

On March 9, 2011, iVoice, Inc. (“iVoice”) entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.   Under the terms of the Agreement, Hydra will merge into iVoice with iVoice being the surviving company.  All of the common stock of Hydra will be exchanged for 1 million shares of iVoice Series A Preferred Stock with each such share having super-voting rights equal to 10,000 votes for every one vote granted to iVoice Class A Common Stock and each such share being convertible, at the holder's option, into 153.5 shares of Class A Common Stock.  Based upon the present number of iVoice Class A Common Stock shares outstanding, the Hydra shareholders will hold 61.48% of the voting shares of iVoice.

The closing for this contemplated transaction is expected upon:  (i) completion of due diligence, (ii) certain specific conditions as set forth in the Agreement and the approval of this transaction by the Hydra and iVoice shareholders.  iVoice will prepare and file with the Securities and Exchange Commission an Information Statement on Schedule 14C.

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

Employees

As of the date of this filing, iVoice, Inc. has 1 part-time employee and 1 part-time consultant.  None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. We consider our relationship with our employees generally to be good.

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

As of December 31, 2010, there was substantial doubt about our ability to continue as a going concern. The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2010, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company has negative cash flows from operations, negative working capital and recurring losses from operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

As of December 31, 2010, Jerome R. Mahoney, our president, chief executive officer, chief financial officer and director, beneficially owned approximately 82% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock).  Mr. Mahoney is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Mahoney is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of us.

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

We have reserved for issuance, shares of our Class A common stock upon exercise or conversion of stock incentive plans, stock options, warrants, or other convertible securities that are presently outstanding.  Issuance of these shares will have the effect of diluting the equity interest of our existing shareholders and could have an adverse effect on the market price for our Class A common stock.  As of December 31, 2010, 4,428,205,128 shares have been reserved for conversion pursuant to the terms of the Secured Convertible Debenture with YA Global Investments.  The Company recorded a bonus to employees payable in unregistered Class A Common Stock of up to 1.8 billion shares.  The specific grant to each employee will be determined by the Board of Directors and will be issued sometime in 2011.  The aggregate market value of these grants is equal to $342,000.

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

Item 2. Properties

We do not own any real property for use in our operations or otherwise. Our primary facility is located at 750 Highway 34, Matawan, New Jersey. We use our facilities to house our corporate headquarters and believe our facilities are suitable for such purpose. The rent payment for the sublease is currently included in the administrative services agreement. We intend to continue subleasing such space pursuant to the administrative services agreement, and anticipate no relocation of our offices in the foreseeable future. We are unaware of any environmental problems in connection with this location, and, because of the nature of our activities, do not anticipate such problems.

Item 3. Legal Proceedings

We are subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock, no par value, was quoted on the NASD OTC Bulletin Board under the symbol “IVOI.”  The following table shows the high and low closing prices for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
First Quarter	$0.00019	$0.00013
Second Quarter	$0.00088	$0.00013
Third Quarter	$0.00019	$0.00013
Fourth Quarter	$0.00019	$0.00013

2009
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0003	$0.0001

Holders of Common Equity.

As of April 5, 2011,, the number of record holders of our common shares was approximately 770.

Dividend Information.

To date, we have never paid a cash dividend.

Sales of Unregistered Securities.

In the year ended December 31, 2010, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933, as amended:

a)
The Company issued 880,000,000 shares of Class A common stock to an Officer of the Company for payment of $28,600 of deferred compensation. The stock was valued at $236,500 and $207,900 was charged to beneficial interest expense.

b)	The Company issued 385,576,691 shares of Class A common stock to Lawrence Muenz, partner in Meritz & Muenz LLP., for payment of $17,351 accrued legal services.

c)	The Company issued 1,598,119,657 shares of Class A common stock to YA Global Investments, LP as repayment of $153,500 of principal on outstanding convertible debentures.

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

As of December 31, 2010, we had 6,265,563,493 shares of Class A common stock issued and outstanding.

Class B Common Stock

Each holder of Class B Common Stock shall have the right to convert each share of Class B Common Stock into the number of Class A Common Stock Shares calculated by dividing the number of shares of Class B Common Stock being converted by 50% of the lowest price that we had previously issued our Class A Common Stock since the Class B Common Stock were issued.  Every holder of the outstanding shares of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock held by that holder, had all of the outstanding Class B Common Stock held by that holder been converted on the record date used for purposes of determining which shareholders would vote in such an election.  With respect to all matters upon which shareholders are entitled to vote or to which shareholders are entitled to give consent, the holders of the outstanding shares of Class B Common Stock shall vote together with Class A Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law.  There shall be no cumulative voting by shareholders.  Each share of Class B Common Stock shall receive dividends or other distributions, as declared, equal to the number of Class A Common Stock that would be issued upon the conversion of the Class B Common Stock, had all of the outstanding Class B Common Stock been converted on the record date established for the purposes distributing any dividend or other shareholder distribution. As of December 31, 2010 there are 50,000,000 shares authorized, 2,204,875 shares issued and 2,204,875 shares retired.

Options and Warrants

As of December 31, 2010, there are no options or warrants outstanding

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

As of December 31, 2010, 515,425,000 shares were authorized and issued under the 2005 Plan.

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

As of December 31, 2010, 520,425,000 shares were authorized and 128,848,309 shares were issued under the 2005 Plan.
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

On March 12, 2008, the Company acquired 1,444.44 shares of iVoice Technology, Inc. (n/k/a B Green Innovations, Inc) Series A 10% Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. As a result of this transaction, the Company consolidated the results of operations of B Green Innovations, Inc. On March 6, 2009, iVoice Technology amended their Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of iVoice Technology. In February 2010, the Company filed with the State of New Jersey an Amendment to the Certificate that revised the rights of the holders of the Company’s Series A 10% Secured Convertible Preferred Stock. The revisions included:

a. The preferred stock will be referred to in the Company’s Certificate of Incorporation as: “Series A 3% Preferred Stock”.
b. The holders of the preferred stock will have a new dividend rate of 3%.
c. The holders of the Series A 3% Preferred Stock shall have no voting rights.
d. Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof with the consent of B Green Innovations, Inc., (“B Green”) at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Initial Value, as may be adjusted from time to time, by the Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The "Conversion Price” per share shall be calculated as the closing bid price of the Class A Common stock on the last trading day immediately prior to the date that the Notice of Conversion is tendered to B Green, subject to certain adjustments.
e. The holders of shares of Series A Preferred Stock shall be prohibited from converting shares of Series A Preferred Stock, and B Green shall not honor any attempted conversion of Series A Preferred Stock, if, and to the extent, the shares of Common Stock held by such converting holder of Series A Preferred Stock following any attempted conversion would exceed 9.99% of the outstanding shares of Common Stock of B Green after giving effect to such conversion.

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

On March 9, 2011, iVoice, Inc. (“iVoice”) entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.   Under the terms of the Agreement, Hydra will merge into iVoice with iVoice being the surviving company.  All of the common stock of Hydra will be exchanged for 1 million shares of iVoice Series A Preferred Stock with each such share having super-voting rights equal to 10,000 votes for every one vote granted to iVoice Class A Common Stock and each such share being convertible, at the holder's option, into 153.5 shares of Class A Common Stock.  Based upon the present number of iVoice Class A Common Stock shares outstanding, the Hydra shareholders will hold 61.48% of the voting shares of iVoice.

The closing for this contemplated transaction is expected upon:  (i) completion of due diligence, (ii) certain specific conditions as set forth in the Agreement and the approval of this transaction by the Hydra and iVoice shareholders.  iVoice will prepare and file with the Securities and Exchange Commission an Information Statement on Schedule 14C.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Total revenues increased $69,078 (63.9%) for the year ended December 31, 2010 to $177,198 as compared to $108,120 for the year ended December 31, 2009. This increase is mainly attributed to the sale of the Company’s “green” products. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Maintenance services on IVR products continue to decline as the Company continues to phase out of this market and focusing its efforts on the sale of “green” products. There can be no assurance that sales of “green” products will increase or that the Company will be able to achieve profitable operations.

Gross profit increased $31,553 (51.3%) to $93,079 for the year ended December 31, 2010 as compared to $61,526 the same period in the prior year as a result of the increased volume for “Green” products. The gross profit percentage was 52.5% for the year ended December 31, 2010 as compared to 56.9% for the year ended December 31, 2008 as maintenance services were a higher percentage of sales in 2009. Maintenance services on IVR products yield a very high gross profit as a result of the limited costs needed to support these products as compared to the manufactured “Green” products.

Total operating expenses for the years ended December 31, 2010 and 2009, were $1,746,780 and $1,371,622, respectively, for a increase of $375,158 (27.4%).  The increase is primarily attributable to accrued bonus to employees, payable in unregistered Class A Common Stock up to 1.8 billion shares to be determined per employee at a market value of $342,000.

Total other income (expense) for the year ended December 31, 2010 was an income of $171,269 as compared to an expense of $1,529,876 for the year ended December 31, 2009. This change was primarily the result of a lower gain on settlement on paydown of convertible debt, lower gain on the revaluation of derivatives, and lower interest expense.

The net loss for the year ended December 31, 2010 was $1,482,432 as compared to net income for the year ended December 31, 2009 of $219,780 as a result of the factors described above

The net loss attributable to non-controlling interest of $295,205 reflects 90% of the operating loss recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the year ended December 31, 2010. In the year ended December 31, 2009, the net loss attributable to non-controlling interest of $928,405 reflects 100% of the net income of B Green Innovations. During 2009, B Green Innovations amended their Certificate of Incorporation and eliminated the voting rights of the Series A Preferred Stock, which reduced iVoice’s voting rights from 70% to 0%.

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

During the years ended December 31, 2010 and 2009, we had incurred consolidated losses from operations of $1,653,701 and $1,310,096, respectively, and had cash flow deficiencies from operations of $379,647 and $1,141,998, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generates enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We expect to fund ongoing operations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 18 months.

During the year ended December 31, 2010, we had a net decrease in consolidated cash and cash equivalents of $354,244. During the year ended December 31, 2009, we had a net decrease in consolidated cash and cash equivalents of $3,111,893. The Company’s principal sources and uses of funds in the years ended December 31, 2010 and 2009 were as follows:

Cash flows from operating activities.  For the years ended December 31, 2010 and 2009, we used $379,647 and $1,141,998, respectively, in cash for operating activities. The decrease in cash used in operations of $762,351 was primarily the result This decrease was primarily attributed to the lower cash loss from operations, the increase of accrued liabilities and related party accounts and a decrease in prepaid and other assets.

Cash flows from investing activities.  We provided cash of $25,403 from investing activities in the year ended December 31, 2010 as compared to $42,209 for the year ended December 31, 2009. This decrease was a result of lower proceeds from the sale of securities and an increase in purchases of equipment.

Cash flows from financing activities. For the year ended December 31, 2009, we used $2,012,104 of cash for financing activities consisting of a $500,000 repayment of debt to YA Global pursuant to the settlement agreement and $1,512,104 for the redemption of Class B Common Shares.

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

Off Balance Sheet Arrangements

During the year ended December 31, 2010, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

			Period Served as
Name	Age	Position	Officer\Director

Jerome R. Mahoney	51	President, CEO, Director	5-21-99 to present

Frank V. Esser	71	Director	2-24-04 to present

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

For the year ended December 31, 2010, the Board held no meetings and acted four times through written unanimous consent in lieu of a meeting.

AUDIT COMMITTEE

During 2010, Messrs. Mahoney and Esser served on the Audit Committee with Mr. Esser serving as the Chairman of the committee. The Audit Committee has one independent member who may also be deemed to be a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee met once in 2010. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2010.  The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

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

Item 11. Executive Compensation

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years.  The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Position(s)	Year	Salary($)	All Other Compensation		Total Compensation

Jerome R. Mahoney
Chief Executive Officer	2010	$463,827	$866	(1)	$464,,693
and President	2009	$421,661	$866	(1)	$422,527

(1) Represents $866 in life insurance premiums paid on behalf of Mr. Mahoney for the years ended December 31, 2010 and 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 5, 2011 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of April 5, 2011, a total of 6,265,563,493 shares of Class A common stock outstanding and a no shares of our Class B common stock were outstanding.  Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 5, 2011, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent
Jerome R. Mahoney	Class A Common Stock	23,662,831,085	(1)	82.2%
c/o iVoice, Inc.	Class B Common Stock	219,560	(2)	100.0%
750 Highway 34
Matawan, New Jersey 07747

Frank V. Esser (Director)	Class A Common Stock	129,919,201		2.0%
27 Arden Road
Old Bridge, New Jersey 08857

YA Global Investments LP	Class A Common Stock	4,428,205,128	(3)	41.43%
101 Hudson Street, Suite 3700
Jersey City, New Jersey 07302

Director and executive officer as a group	Class A Common Stock	23,792,750,286		82.7%
	Class B Common Stock	219,560		100.0%

(1)
Includes (i) 1,151,333,809 shares of our Class A common stock held by Mr. Mahoney and his minor aged children and (ii) 22,511,497,276 shares of our Class A common stock issuable upon repayment of accrued interest and deferred compensation.  Mr. Mahoney may, at any time, convert amounts owed to him into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.  At April 5, 2011, the total balance owed to Mr. Mahoney was $219,560, convertible into 219,560 shares of our Class B common stock, or 4,879,111,111 shares of our Class A common stock.

(2)	Includes $219,560 of amounts due to Mr. Mahoney, which is convertible into 219,560 shares of Class B common stock.

(3)
Includes 4,428,208,128 shares of our Class A common stock issuable upon conversion of $518,100 principal balance on the YA Global Convertible Debentures.  Pursuant to the terms of the YA Global Convertible Debentures, YA Global may, at any time, convert outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

At December 31, 2010, the total balance owed to Mr. Mahoney, by the parent of iVoice Inc., was $562,787, which is convertible, at the Board of Director's discretion, into 562,787 shares of our Class B common stock, or 22,511,497,276, shares of our Class A common stock.

At December 31, 2010, Mr. Mahoney owns 115,025 of B Green Innovations Class B common stock and the total balance owed to Mr. Mahoney, by B Green Innovations was $391,146, which is convertible into 391,146 shares of B Green Innovation’s Class B common stock. In the aggregate, Mr. Mahoney’s Class B common stock and equivalents are convertible into 1,581,785,656 shares of B Green Innovation’s Class A common stock.

Director Independence

The Company’s board of directors consists of Jerome R. Mahoney and Frank V. Esser.    Mr. Esser is an “independent director” as such term is defined in Section 4200(a)(15) of the NASDAQ Marketplace Rules. Mr. Mahoney is not an independent director.

Item 14.   Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the year ended December 31, 2010 and December 31, 2009 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2010	2009
Audit Fees	$21,000	$25,000
Audit - Related Fees	0	0
Tax fees	0	0
All Other Fees (review of other filings)	0	$0
Total	$21,000	$25,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           List the following documents filed as part of the report

1.	The following consolidated financial statements of iVoice, Inc. are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:
Balance Sheets
Statement of Operations
Statement of Changes in Stockholders’ Deficit
Statement of Cash Flows
Notes to Financial Statements

2.	List of Financial Statement Schedules
All schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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
10.1
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009).

10.2	Amendment Agreement, dated February 21, 2008, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A dated March 16, 2009).
10.3	Settlement Agreement, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 24, 2009).
10.4
Amended and Restated Secured Convertible Debenture, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated November 24, 2009).

10.5
Amendment No. 2 to Amended and Restated Security Agreement, dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated November 24, 2009).

10.6
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ended March 31, 2010.

10.7
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended March 31, 2010.

10.8
Amendment No. 1 to the Administrative Services Agreement by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K date April 30, 2010.

10.8
Convertible Promissory Note dated April 30, 2010 issued by iVoice, Inc. in favor of B Green Innovations, Inc. (incorporate herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K date April 30, 2010.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21	List of Subsidiaries filed herein.*
31.1	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.*

*  Filed herein

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

iVoice, Inc.

Date: April 12, 2011	By:	/s/ JEROME R MAHONEY
Jerome R. Mahoney
President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	s/ Jerome R. Mahoney	April 12, 2011
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

By:	/s/ Frank V. Esser	April 12, 2011
Frank V. Esser
Director

INDEX OF EXHIBITS

3.1	Certificate of incorporation of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
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
10.1
Amendment No. 3 to Employment Agreement dated March 13, 2009 by and between iVoice, Inc., a New Jersey corporation, and Jerome Mahoney (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 13, 2009).

10.2	Amendment Agreement dated February 21, 2008, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A dated March 16, 2009).
10.3	Settlement Agreement dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 24, 2009).
10.4
Amended and Restated Secured Convertible Debenture dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated November 24, 2009).

10.5
Amendment No. 2 to Amended and Restated Security Agreement dated November 12, 2009, iVoice, Inc. and YA Global Investments LP (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated November 24, 2009).

10.6
Termination of Administrative Services Agreement dated February 10, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ended March 31, 2010.

10.7
Administrative Services Agreement dated March 1, 2010 by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended March 31, 2010.

10.8
Amendment No. 1 to the Administrative Services Agreement by and between B Green Innovations, Inc. and iVoice, Inc. (incorporate herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K date April 30, 2010.

10.8
Convertible Promissory Note dated April 30, 2010 issued by iVoice, Inc. in favor of B Green Innovations, Inc. (incorporate herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K date April 30, 2010.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21	List of Subsidiaries filed herein.*
31.1	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.*
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002 filed herein.*

* Filed herein

iVOICE, INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

iVOICE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Rosenberg Rich Baker Berman & Co
Certified Public Accountants
265 Davidson Avenue, Suite 210
Somerset, NJ 08873-4120
 Phone (908) 231-1000                    Fax (908) 231-6894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of iVoice, Inc.
Matawan, NJ

We have audited the accompanying consolidated balance sheets of iVoice, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), accumulated other comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ (deficit), and cash flows for the years then ended, and are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial accumulated deficits. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Rosenberg Rich Baker Berman & Co
Somerset, New Jersey
April 8, 2011

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$1,488,557	$1,842,801
Securities available for sale	2,014	9,681
Accounts receivable	4,284	6,188
Inventory	1,106	--
Prepaid expenses and other current assets	33,579	45,075

Total current assets	1,529,540	1,903,745

PROPERTY AND EQUIPMENT	37,594	35,925

OTHER ASSETS
Intangible assets	113,181	171,969
Deposits and other assets	6,666	6,666

Total other assets	119,847	178,635

TOTAL ASSETS	$1,686,981	$2,118,305

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (Continued)
December 31,

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	2010	2009

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,092,957	$927,105
Due to related parties	991,934	580,703

Class A common stock liability	354,157	29,508
Deferred revenue	1,170	2,210

Total current liabilities	2,440,218	1,539,526

Convertible debenture payables, net of discount of
$104,476 and $159,128, respectively	413,624	512,472
Derivative liability on convertible debentures	571,941	742,139

Total Liabilities	3,425,783	2,794,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
iVoice, Inc. Stockholders’ Equity:
Preferred stock, $1 par value; Authorized shares - 1,000,000;
Issued and outstanding shares – none	-	-
Common stock, Class A:
2010 – no par value; Authorized 10,000,000,000,
6,265,563,493 shares issued and outstanding
2009 – no par value; Authorized 10,000,000,000,
3,401,870,145shares issued and outstanding	25,225,513	24,818,162
Common stock, Class B:
2010 - $.01 par value; Authorized 50,000,000
2,204,875 shares issued and outstanding,
2009 - $.01 par value; Authorized 50,000,000
2,204,875 shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	1,199	4,658
Accumulated deficit	(25,536,587)	(24,146,624)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)

Total iVoice, Inc. stockholders' equity	381,027	1,367,098

Noncontrolling interest	(2,119,829)	(2,042,930)

Total stockholders' equity (deficit)	(1,738,802)	(675,832)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,686,981	$2,118,305

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2010	2009

SALES, net	$177,198	$108,120

COST OF SALES	84,119	46,594

GROSS PROFIT	93,079	61,526

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses	1,675,525	1,291,125
Impairment of intangibles	58,052	66,626
Depreciation and amortization	13,203	13,871

Total selling, general and administrative expenses	1,746,780	1,371,622

LOSS FROM OPERATIONS	(1,6563,701)	(1,310,096)

OTHER INCOME (EXPENSE)
Other income	276,324	208,100
Gain on settlement on paydown of convertible debt	-	1,344,877
Gain on revaluation of derivatives	170,178	917,852
Amortization of discount on debt	(54,652)	(152,723)
Interest expense	(220,601)	(788,230)
Total other income (expense)	171,269	(1,529,876)

INCOME (LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(1,482,432)	219,780

PROVISION FOR INCOME TAXES	--	--

NET INCOME (LOSS)	(1,482,432)	219,780

Less: Net income (Loss) attributable to noncontrolling interest	(295,205)	(928,405)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,187,227)	$1,148,185

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	5,078,808,854	2,849,840,802
Diluted	5,078,808,854	24,460,149,469

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Common Stock Class A		Common Stock Class B		Treasury Stock
	Shares	Amount	Shares	Amount	Amount

Balance at January 1, 2009	2,602,170,527	$24,613,184	1,512,104	$-	$(28,800)

Issuance of stock as repayment of principal on an outstanding convertible debentures	260,000,000	23,400	-	-	-

Issuance of stock for compensation	539,696,618	181,578	-	-	-

Redemption of Class B common stock	-	-	(1,512,104)	-	-

Effect of changes in voting rights of B Green Innovations Series A Preferred Stock	-	-	-	-	-

Unrealized loss on securities available for sale	-	-	-	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-

Balance at December 31, 2009	3,401,867,145	$24,818,162	-	$-	$(28,800)

Effect of change in ownership of VIE			-	-	-

Issuance of stock for compensation	1,265,576,691	236,500	-	-	-

Issuance of stock as repayment of principal on an outstanding convertible debentures	1,598,119,657	153,300	-	-	-

Unrealized gain on securities available for sale	-	-	-	-	-

Net income for the year ended December 31, 2010	-	-	-	-	-

Balance at December 31, 2010	6,265,563,493	$25,225,513	-	$-	$(28,800)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Additional	Accumulated Other			Total Stockholders’
	Paid-In	Comprehensive	Accumulated	Noncontrolling	Equity
	Capital	Income (Loss)	(Deficit)	Interest	(Deficit)

Balance at January 1, 2009	$719,702	$1,785	$(26,518,419)	$(524,405)	$(1,736,953)

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	23,400

Issuance of stock for compensation	-	-	-	-	181,578

Redemption of Class B common stock	-	-	-	-	(1,512,104)

Effect of changes in voting rights of B Green Innovations Series A Preferred Stock	-	-	1,223,610	(590,120)	633,490

Unrealized gain on securities available for sale	-	4,078	-	-	4,078

Reclassification adjustment for gains included in net income	-	(1,205)	-	-	(1,205)

Net income (loss) for the year ended December 31, 2009	-	-	1,148,185	(928,405)	219,780

Balance at December 31, 2009	$719,702	$4,658	$(24,146,624)	$(2,042,930)	$(675,832)

Effect of change in ownership of VIE	-	-	(202,736)	15,570	(187,166)

Issuance of stock for compensation	-	-	-	-	236,500

Issuance of stock as repayment of principal on an outstanding convertible debentures	-	-	-	-	153,300

Unrealized gain on securities available for sale	-	27,593	-	-	27,553

Reclassification adjustment for gains included in net income	-	(31,052)	-	-	(31,052)

Net income (loss) for the year ended December 31, 2010	-	-	(1,482,432)	(295,205)	(1,187,227)

Balance at December 31, 2010	$719,702	$1,199	$(25,536,587)	$(2,119,829)	$(1,738,802)

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Accumulated Other
Comprehensive
Income

Balance at January 1, 2009	$1,785

Unrealized loss on securities available for sale:
Unrealized gains arising during the period	$4,078
Less: reclassification adjustment for losses included in net loss	(1,205)

Net change for the year	2,873

Balance at December 31, 2009	4,658

Unrealized gain on securities available for sale:
Unrealized gains arising during the period	27,593
Less: reclassification adjustment for gains included in net income	(31,052)

Net change for the year	(3,459)

Balance at December 31, 2010	$1,199

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(1,482,432)	$219,780
Adjustments to reconcile net income (loss) to net
cash (used in) operating activities:
Depreciation and amortization	13,203	13,871
Amortization of discount on debt conversion	54,652	152,723
Beneficial interest on issuance of stock	207,900	521,537
Gain on sales or exchange of marketable securities	(31,012)	(41,394)
Issuance of common stock services	15,570	14,219
Gain on revaluation of derivatives	(170,198)	(917,852)
Gain from settlement of note receivable previously written-off	(4,319)	(25,503)
Settlement on paydown of secured debt	--	(1,344,877)
Impairment of intangibles	58,052	66,626
Changes in certain assets and liabilities:
Decrease (increase) in accounts receivable	1,904	(6,188)
(Increase) decrease in inventory	(1,106)	6,246
Decrease (increase) in prepaid and other current assets	11,496	(23,264)
Increase in accounts payable and accrued expenses	507,852	29,005
Decrease in deferred revenue	(1,040)	(7,197)
Increase in related party accounts	439,831	200,270

Total cash used in operating activities	(379,647)	(1,141,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14,136)	--
Net proceeds from sales of securities available for sale	39,539	47,602
Purchase of intangibles assets	--	(5,393)
Total cash provided by investing activities	25,403	42,209

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of convertible debentures	--	(500,000)
Redemption of Class B common stock	--	(1,512,104)

Total cash used in financing activities	--	(2,012,104)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(354,244)	(3,111,893)

CASH AND EQUIVALENTS – BEGINNING OF YEAR	1,842,801	4,954,694

CASH AND EQUIVALENTS – END OF YEAR	$1,488,557	$1,842,801

SUPLLEMENTAL DISCLOUSRE OF NON CASH ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$--	$28,100
Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2010:

a)
The Company issued 880,000,000 shares of Class A common stock to an Officer of the Company for payment of $28,600 of deferred compensation. The stock was valued at $236,500 and $207,900 was charged to beneficial interest expense.

b)	The Company issued 385,576,691 shares of Class A common stock to Larry Muenz for payment of $17,351 accrued legal services.

c)	The Company issued 1,598,119,657 shares of Class A common stock to YA Global Investments, LP as repayment of $153,500 of principal on outstanding convertible debentures.

d)
The Company recorded a bonus to employees, payable in unregistered Class A Common Stock up to 1.8 billion shares to be determined per employee at a market value of $342,000. These shares are to be issued in 2011.

a)	During the year ended December 31, 2009:

b)
The Company received 54,000,000 shares of Thomas Pharmaceuticals, Ltd. Class A common stock on conversion of $4,320 of convertible debentures receivable. Management determined that these shares should be impaired for the same amount.

c)	The Company issued 260,000,000 shares of Class A common stock to YA Global Investments, LP as repayment of $23,400 of principal on outstanding convertible debentures.

d)	B Green Innovations Inc (f/k/a iVoice Technology, Inc.) issued 96,750,000 shares of its Class A common stock to noncontrolling shareholders for a value of $154,219.

e)
B Green Innovations Inc (f/k/a iVoice Technology, Inc.) issued 115,025 shares of Class B common stock to a noncontrolling shareholder to reduce a related party promissory note in the amount of $115,025. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246.

f)	B Green Innovations Inc received equipment valued at approximately $25,503 in lieu of payment of a note receivable which was previously written-off.

The accompanying notes are an integral part of these consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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
The accompanying consolidated financial statements include the accounts of the Company, its subsidiary, iVoice Innovations Inc. and its Variable Interest Entity, B Green Innovations. All significant intra-company transactions and balances have been eliminated in consolidation.

B Green Innovations is considered a Variable Interest Entity by the Company because iVoice, Inc. is the primary beneficiary of B Green Innovations. Additionally, iVoice has provided more than half the equity of B Green Innovations, and iVoice’s Board of Directors and B Green Innovations’ Board of Directors are the same, and therefore have the power to direct the activities of B Green Innovations, the Variable Interest Equity.  As such, according to provisions of FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”, iVoice, Inc. continued to consolidate the results of operations of B Green Innovations with those of iVoice and its other subsidiary.

Concurrent with the changes made to the B Green Innovations’ Series A Convertible Preferred Stock made on March 12, 2008, the Company adopted provisions of ASC 810 and now consolidates 100% of the results of operations of B Green Innovations, Inc. The Company reclassified certain accounts in the stockholders’ deficit section to conform to the current year presentation. The reclassifications had no effect on operations or cash flows.

c)	Line of Business
We have determined that the best way to create shareholder value, separate and apart from our operating performance, is by spinning off and distributing shares of our wholly owned subsidiaries in the form of a special dividend to our shareholders.  The only industry in which we currently have operations are patent licensing.

We will also continue to search for potential merger candidates with or without compatible technology and products, in a further attempt to increase shareholder value (See Subsequent Event Footnote.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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

f)	Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

g)	Securities Available-for-sale
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

h)	Concentration of Credit Risk
The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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
The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

On November 12, 2009, the Company issued an Amended and Restated convertible debenture to YA Global Investments, which is due on May 25, 2014, and it yields no effective interest rate.  The Company imputed an effective interest rate of 5.25%.

n)	Impairment of Long-Lived Assets
The Company assesses the recoverability of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted cash flows expected to be generated by an asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment losses have been recognized for the years ended December 31, 2010 and 2009, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

o)	Fair Value Measurement
FASB ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. For the year ended December 31, 2010 the computation of diluted EPS excludes 4,386,839,497 shares related to the conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

q)	Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the years ended December 31, 2010 and 2009 was $(3,459) and $ 4,078, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debt and Equity Securities”. As of December 31, 2010 and 2009, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $1,199 and $4,658, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet at December 31, 2010 and 2009.

r)	Derivative Liabilities
The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40, “Contracts in Entity’s Own Equity”. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

In December 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-29, Business Combinations (Topic 805)–Disclosure of Supplementary Pro Forma Information for Business Combinations–a consensus of the FASB Emerging Issues Task Force ("ASU 2010-29"). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings for a business combination occurring in the current year as though the business combination occurred as of the beginning of the year or, if comparative statements are presented, pro forma amounts are required to be presented as though the business combination took place as of the beginning of the comparative year. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We will apply ASU 2010-29 prospectively to business combinations consummated subsequent to January 1, 2011.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles–Goodwill and Other (Topic 350)–When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying amounts–a consensus of the FASB Emerging Issues Task Force ("ASU 2010-28"). ASU 2010-28 provides guidance on (i) the circumstances under which step 2 of the goodwill impairment test must be performed for reporting units with zero or negative carrying amounts and (ii) the qualitative factors to be taken into account when performing step 2 in determining whether it is more likely than not that an impairment exists. For public entities, the provisions of ASU 2010-28 will be effective for fiscal years and interim periods within those years beginning after December 15, 2010. We are currently evaluating the impact this update will have on our financial statements.

NOTE 2 – CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTEREST

On March 12, 2008, the Company acquired 1,444.44 shares of B Green Innovations’ (f/k/a iVoice Technology, Inc.) Series A 10% Secured Convertible Preferred Stock for $1,444,444.  At the time that the Company acquired these shares, the holder of each share of Series A Preferred Stock had the right to one vote for each share of Common Stock into which such Series A Preferred Stock could then be converted, and the holders of the Series A Preferred Stock shall not have in the aggregate more than seventy percent (70%) of the total votes of all classes of voting stock of the Corporation that would vote at a meeting of shareholders. These securities are also secured by the assets of B Green Innovations. On March 6, 2009, B Green Innovations amended its Certificate of Incorporation to remove the voting and conversion rights of the Series A Convertible Preferred Stock. Based on this change, the Company no longer has any voting rights in the stock of B Green Innovations. The Company and B Green Innovations continue to share common management and the Company is a major investor in B Green Innovations, as such, according to ASC 810, “Consolidation”, iVoice, Inc. is required to consolidate the results of operations of B Green Innovations with those of iVoice, Inc. and its other subsidiary.

For the year ended December 31, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions. For the year ended December 31, 2009, the non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

Since 2004, iVoice has provided administrative services to B Green Innovations and its subsidiary through various agreements. In 2008, the accumulated unpaid receivables were exchanged for Convertible Promissory Notes payable to iVoice by B Green Innovations and its subsidiary. In November 2009, iVoice and B Green Innovations mutually agreed to terminate and extinguish the following agreements:

a. The Administrative Services Agreement dated March 1, 2008 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.
b. The Convertible Promissory Notes dated May 5, 2008 by B Green Innovations, Inc. (subsidiary) payable to iVoice, Inc.
c. The Security Agreement dated May 5, 2008 by and between B Green Innovations, Inc. (subsidiary) and iVoice, Inc.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

On February 10, 2010, the remaining Administrative Services Agreement with B Green Innovations was terminated, and the Company entered into an Exchange Agreement to exchange the B Green Innovations Convertible Promissory Note, having a principal and accrued interest of approximately $119,000, for 119 shares of the B Green Innovations 3% Convertible Preferred Stock.

On February 10, 2010, and as subsequently amended (see below), the Company entered into an administrative services agreement with B Green Innovations to provide iVoice with administrative and financial services and office space. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice. In consideration of the services, iVoice will pay B Green $5,000 per month. For the year ended December 31, 2010 the companies recorded administrative fees of $60,000, which was eliminated in consolidation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 3 - GOING CONCERN

The Company has incurred substantial accumulated deficits. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flow from operations.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2010	2009
Equipment	$150,385	$136,248
Leasehold improvements	11,454	11,454
Furniture and fixtures	123,519	123,519
	285,358	271,221
Less: Accumulated depreciation	247,764	235,296
Property and equipment, net	$37,594	$35,925

Depreciation expense for the years ended December 31, 2010 and 2009 was $13,203 and $13,871, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 5 – FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2010

Assets	Level I	Level II	Level III	Total

Securities available for sale	$2,014	$-	$-	$2,014
Total Assets	$2,014	$-	$-	$2,014

Derivative liabilities	$-	$571,941	$-	$571,941
Total Liabilities	$-	$571,941	$-	$571,941

December 31, 2009

Assets	Level I	Level II	Level III	Total

Securities available for sale	$9,681	$-	$-	$9,681
Total Assets	$9,681	$-	$-	$9,681

Derivative liabilities	$-	$742,139	$-	$742,139
Total Liabilities	$-	$742,139	$-	$742,139

The Company’s derivatives are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, and volatility factors. Refer to Note 11 for more discussion on derivatives.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 6 – SECURITIES AVAILABLE FOR SALE

On February 13, 2007, the Company received 4,000,000 shares for Deep Field Technologies, a former subsidiary of the Company, Class A Common Stock as compensation pursuant to the Consulting Agreement with Deep Field Technologies, valued at $1,120,000. The Company provided “general corporate finance advisory and other similar consulting services” for a period of six (6) months from the date of the agreement. During the 4th Quarter 2008, management of the Company determined that the carrying value of the Deep Field Technologies Class A Common Stock was severely impaired due to poor liquidity of their Common Stock in the marketplace and management has taken a fair value adjustment of $1,119,200 to write down these investments. At December 31, 2010 and 2009, the book value of these shares was $800.

During the year ended December 31, 2008, the Company received an aggregate of 142,600,000 shares of Thomas Pharmaceuticals, Ltd. Class A Common Stock upon conversion of $12,368 of 10% Secured Convertible Debentures receivable dated January 6, 2006. During the year ended December 31, 2008, the Company sold 101,000,000 shares for net proceeds of $16,213. The book value of the remaining shares is $3,328 and the market value is $4,160. The unrealized gain of $832 is included in the Other Comprehensive Income (Loss). During the 1st Quarter 2009, the Company sold 41,600,000 shares for net proceeds of $4,052 and recorded a realized gain of $724.  During the year ended December 31, 2010, the Company sold 54,000,000 shares for net proceeds of $16,233 and recorded a realized gain of $11,913.  At December 31, 2010 and 2009, the total balance is $0.

During the year ended December 31, 2008, the Company received an aggregate of 151,000,000 shares of SpeechSwitch, Inc. (A former subsidiary of the Company) Class A Common Stock upon conversion of $12,080 of Convertible Promissory Note receivable dated March 5, 2008. During the year ended December 31, 2009, the Company sold 28,433,865 shares for net proceeds of $2,756. The book value of the remaining shares is $4,236 and the market value is $5,295 at December 31, 2009. The unrealized gain of $1,059 is included in the Other Comprehensive Income (Loss). During the year ended December 31, 2010, the Company sold 52,948,165 shares for proceeds of $23,365 for a realized gain of $19,099.

As of December 31, 2010, the remaining book value was $-0-.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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

All capitalized intangibles have been reviewed for impairment at December 31, 2010 and 2009. As a result of this review, management has determined that impairment charges of $58,052 and $66,626 on abandoned patents were required for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, intangible assets totaled $113,181 and $171,969, respectively, net of accumulated amortization of $3,081 and $2,345.

NOTE 9 – CLASS A COMMON STOCK LIABILITY

e)  At December 31, 2010 and 2009, the Company had an obligation of $354,157 and $29,508, respectively, to be settled through the issuance of 270,151,691 and 655,728,382 shares of Class A common stock (see Note 13). The Company recorded a bonus to employees, payable in unregistered Class A Common Stock up to 1.8 billion shares to be determined per employee at a market value of $342,000 and is included in the balance at December 31, 2010. These shares are to be issued in 2011.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 10 - CONVERTIBLE DEBENTURES

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no effective interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $31,343 of this interest during the year ended December 31, 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the thirty (30) trading days immediately preceding the conversion date.

During the year ended December 31, 2010, the Company issued 1,598,119,657 shares if its Class A common stock as a conversion of $153,500 of YA Global’s convertible debt. The aggregate principal value of the remaining debentures at December 31, 2010 and December 31, 2009 is $518,100 and $671,600, respectively. These amounts are shown on the balance sheet net of the unamortized portion of the discount on conversion of $-0- and $23,309, respectively, and imputed interest of $104,476 and $135,819, respectively. This discount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 11 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. As such, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $571,941. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 12/31/10	At 12/31/09
Fair market value of stock	0.00013	$0.00020
Exercise price	$0.00012	$0.00018
Dividend yield	0.00%	0.00%
Risk free interest rate	3.2%	3.2%
Expected volatility	291.98%	260.52%
Expected life	3.42 years	4.42 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain on revaluation of derivatives in the consolidated statements of operations. For the years ended December 31, 2010 and 2009, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $170,198 and $917,852, respectively.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense, including imputed interest, on the derivatives for the years ended December 31, 2010 and 2009 was $54,462 and $46,439, respectively.

  NOTE 12 - DUE TO RELATED PARTIES

From time to time, the iVoice has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of December 31, 2010, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $557,502. As of December 31, 2009, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation is $217,560. During the year ended December 31, 2009, the loan balance from 2008 of $2,295 was paid off. During the year ended December 31, 2010, the Company issued 880,000,000 shares of the Company’s Class A common stock upon conversion of $28,600 of debt. Other amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of this Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at December 31, 2010 and 2009) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

The Board of Directors of B Green Innovations, Inc. maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company. For the year ended December 31, 2010, Mr. Mahoney did not convert any of the outstanding loan into shares. During 2009 Mr. Mahoney received 74,000,000 shares of B Green Innovations Class A Common Stock, with a market value of $140,000 as repayment of $23,680 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $116,320. During 2009 Mr. Mahoney also received 115,025 shares of B Green Innovations Class B Common Stock as repayment of $115,205 of the loan. The difference in the market value and the promissory note reduction was charged to beneficial interest in the amount of $364,246. As of December 31, 2010 and 2009, the outstanding balance was $3,003, plus accrued interest of $113,394 and $100,692, respectively.

B Green Innovations, Inc. entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  The Company will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that the Company has sufficient financial resources to pay his compensation in cash.

The Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. Mr. Mahoney deferred $53,302 and $27,604 of his compensation for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, total deferred compensation due to Mr. Mahoney was $312,750 and $253,448, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 13 - STOCKHOLDERS’ EQUITY

Pursuant to the Company’s certificate of incorporation, as amended, iVoice, Inc. is authorized to issue 1,000,000 shares of preferred stock, par value of $1.00 per share, 10,000,000,000 shares of Class A common stock, no par value per share, and 50,000,000 shares of Class B common stock, par value $.01 per share.

a)      Preferred Stock

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value.  As of December 31, 2010 and 2009, no shares were issued or outstanding.

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

As of December 31, 2010, there are 6,265,563,493 shares issued and outstanding. For the year ended December 31, 2010, the Company had the following transactions in its Class A Common Stock:

1) The Company issued 800,000,000 shares of Class A common stock to an Officer of the Company for payment of $28,600 of deferred compensation. The stock was valued at $236,500 and $207,900 was charged to beneficial interest expense.

2)  The Company issued 385,576,691 shares of Class A common stock to Meritz and Muenz, LLP for payment of $17,351 accrued legal services.

3)  The Company issued 1,598,119,657 shares of Class A common stock to YA Global Investments, LP as repayment of $153,500 of principal on outstanding convertible debentures.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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

As of December 31, 2010 and 2009, there are 2,204,875 shares issued, no shares outstanding and 2,204,875 shares retired.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS

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

As of December 31, 2010 and 2009 515,425,000 shares were authorized and issued under the 2005 Plan.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

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

As of December 31, 2010 and 2009, 520,425,000 shares were authorized and 129,848,309  were issued under the 2008 Plan.

Options and Warrants Outstanding
The following table summarizes the options and warrant transactions for the years ended December 31, 2009 and December 31, 20010:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance, January 1, 2009	30,000,000	$0.400
Granted	-	$0.000
Exercised	-	$0.000
Terminated	(30,000,000)	$0.400
Balance, December 31, 2009	-	$0.000

Granted	-	$0.000
Exercised	-	$0.000
Terminated	-	$0.000
Balance, December 31, 2010	-	$0.000

Outstanding and Exercisable, December 31, 2009	-	$0.000

Outstanding and Exercisable, December 31, 2010	-	$0.000

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

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

The contra-account of the bifurcated fair value of the warrants is recorded as debt discount and was amortized over the life of the YA Global debentures. Amortization expense for the years ended December 31, 2010 and 2009 was $-0- and $101,060, respectively.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 15 - INCOME (LOSS) PER COMMON SHARE

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

	December 31,
	2010	2009

Net income (loss) applicable to common shares	$(1,187,227)	$1,148,185

Basic income (loss) per common share
Weighted-average common shares outstanding	5,078,808,854	2,849,840,802
Basic net income (loss) per common share	$(0.00)	$0.00

Diluted income (loss) per common share
Weighted-average common shares outstanding - basic	5,078,808,854	2,849,840,802
Dilutive effect of Class B common stock	-	6,444,278,843
Dilutive effect of convertible debt	-	14,927,093,281
Dilutive effect of unissued shares obligation	-	238,936,643
Weighted-average common shares outstanding - diluted	5,078,808,854	24,460,149,569
Diluted net income (loss) per common share	$(0.00)	$0.00

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

As of December 31, 2010, the Company has common stock equivalents of 4,428,205,108 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 274,901,691 shares of common stock outstanding. As of December 31, 2009, the Company has common stock equivalents of 3,731,111,111 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 655,728,382 shares of common stock outstanding. The computation of diluted EPS for the year ended December 31, 2010 does not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

NOTE 16 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
	December 31,
	2010		2009
Federal Income Tax Rate	(34.0	) %	(34.0	) %
Deferred Tax Charge (Credit)	-		-
Effect on Valuation Allowance	38.1%		38.1%
State Income Tax, Net of Federal Benefit	(4.1)%		(4.1)%
Effective Income Tax Rate	0.0%		0.0%

As of December 31, 2010 and 2009, the Company had net operating loss carry forwards of approximately $17,832,000 and $18,500,000, respectively that can be utilized to offset future taxable income for Federal income tax purposes through 2030. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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
YEARS ENDED DECEMBER 31, 2010 and 2009

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31
	2010	2009
Deferred tax assets	$6,400,000	$6,600,000
Less: Valuation allowance	(6,400,000)	(6,600,000)
Net deferred tax assets	$-	$-

Net operating loss carry forwards expire starting in 2018 through 2030.

On January 1, 2008, the Company adopted authoritative guidance relating to the accounting for uncertainty in income taxes. The guidance clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to the taken, on a tax return. The impact of an uncertain income tax provision on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained. On the date of adoption, there were no unrecognized tax benefits. Further, there are no unrecognized tax benefits included in the Company’s balance sheet at December 31, 2010 and 2009, respectively.

NOTE 17  - COMMITMENTS AND CONTINGENCIES

a) On March 9, 2009, the Company amended the employment agreement with Jerome Mahoney and extended the term until April 30, 2016. He will serve as the Company's Chairman of the Board, President and Chief Executive Officer during this term. All of other terms of this Agreement shall remain if full force and effect and shall remain unchanged. Mr. Mahoney’s base salary for the current fiscal year was $421,661 with a substantial portion remaining as deferred compensation.

b)  The Company’s assets are subject to a Security Agreement with the majority stockholder. See Note 12.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 18  - SUBSEQUENT EVENTS

On March 9, 2011, iVoice, Inc. (“iVoice”) entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.   Under the terms of the Agreement, Hydra will merge into iVoice with iVoice being the surviving company.  All of the common stock of Hydra will be exchange for 1 million shares of iVoice Series A Preferred Stock with each such share having super-voting rights equal to 10,000 votes for every one vote granted to iVoice Class A Common Stock and each such share being convertible, at the holder's option, into 153.5 shares of Class A Common Stock.  Based upon the present number of iVoice Class A Common Stock shares outstanding, the Hydra shareholders will hold 61.48% of the voting shares of iVoice.

The closing for this contemplated transaction is expected upon:  (i) completion of due diligence, (ii) certain specific conditions as set forth in the Agreement and the approval of this transaction by the Hydra and iVoice shareholders.  iVoice will prepare and file with the Securities and Exchange Commission an Information Statement on Schedule 14C.

On January 5, 2011, the Company converted $66,104 of its note due to B Green Innovations, Inc. for 1,057.664 shares of B Green Innovations 3% Convertible Preferred Stock.