Form 10-Q
period 2011-03-31
IVOICE, INC /NJ
filed 2011-05-23
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES    ☐      NO ☒

Number of shares of Class A, common stock,
No par value, outstanding as of May 20, 2011:     6,265,563,493

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$470,623	$1,488,557
Marketable securities	906,014	2,014
Accounts receivable, net of allowance for doubtful accounts	11,796	4,284
Inventory	502	1,106
Prepaid expenses and other current assets	31,532	33,579
Total current assets	1,420,467	1,529,540

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $267,490 and $247,764, respectively	17,867	37,594

OTHER ASSETS
Intangible assets, net of accumulated amortization of $3,265 and
and $3,081, respectively	107,285	113,181
Deposits and other assets	6,666	6,666
Total other assets	113,951	119,847

TOTAL ASSETS	$1,552,285	$1,686,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,130,644	$1,092,957
Due to related parties	1,135,031	991,934
Class A common stock liability	354,157	354,157
Deferred revenues	2,503	1,170
Total current liabilities	2,622,335	2,440,218

NON CURRENT LIABILITIES
Convertible debenture payable, net of discounts of $94,028 and
$104,076, respectively	421,460	413,624
Derivative liability on convertible debentures	565,472	571,941
Total current liabilities	986,932	985,565

TOTAL LIABILITIES	$3,609,267	$3,425,783

COMMITMENTS AND CONTINGENCIES

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	March 31,	December 31,
	2011	2010

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2011 – 6,265,563,493 shares issued; 6,265,563,493 shares outstanding
2010 – 6,265,563,493 shares issued; 6,265,563,493 shares outstanding	25,225,513	25,225,513
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	5,199	1,199
Accumulated deficit	(26,302,511)	(25,536,587)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity (deficit)	(380,897)	381,027

Noncontrolling interest	(1,676,085)	(2,119,829)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,056,982)	(1,738,802)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,552,285	$1,686,981

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	Ended March 31,
	2011		2010

SALES		$41,621		$42,400
COST OF SALES		11,660		25,412
GROSS PROFIT		29,961		16,988

OPERATING EXPENSES
Selling, general and administrative expenses		322,584		323,837
Impairment of assets		19,582		-
Depreciation and amortization		6,042		3,226
Total operating expenses		348,208		327,063

LOSS FROM OPERATIONS		(318,247)		(310,075)

OTHER INCOME (EXPENSE)
Other income		14,816		234,676
Gain (loss) on revaluation of derivatives		6,469		(285)
Amortization of discount on debt		(7,836)		(15,041)
Interest expense		(3,731)		(2,954)
Total other income (expense)		9,718		216,396

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES		(308,529)		(93,679)

PROVISION FOR INCOME TAXES		--		--

NET LOSS		(308,529)		(93,679)

Noncontrolling interest		457,395		96,812

NET LOSS APPLICABLE TO iVOICE, INC.		$(765,924)		$(190,491)

NET LOSS PER COMMON SHARE
Basic and diluted	$	(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted		6,265,563,493		3,401,867,145

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2011	2010

Balance at beginning of the period	$1,199	$4,658

Unrealized gain on securities available for sale:

Unrealized gain (loss) arising during the period	4,000	4,668

Less: reclassification adjustment and losses
included in net loss	-	-
Net change for the period	4,000	4,668

Balance at end of the period	$5,199	$9,326

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,529)	$(93,679)
Adjustments to reconcile net loss to net cash:
Depreciation of fixed assets and amortization of intangibles	6,042	3,226
Amortization of discount on debt conversion	7,836	15,041
Impairment of assets	19,582	-
Gain on sales of securities available for sale	(13,470)	-
(Gain) loss on revaluation of derivatives	(6,469)	285
Stock issue to noncontrolling shareholders for services	(15,168)	-

Changes in certain assets and liabilities:
(Increase) in accounts receivable	(7,512)	(4,058)
Decrease in inventory	604	-
Decrease in prepaid expenses and other assets	2,047	3,211
Increase in accounts payable and accrued liabilities	39,203	140,854
Increase (decrease) in deferred revenues	1,333	(1,212)
Increase (decrease) in related party liabilities	143,097	(10,331)
Net cash provided by (used in) operating activities	(131,404)	53,337

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in marketable securities	(900,000)	--
Net proceeds from sales of securities available for sale	13,470	--
Net cash used in investing activities	(886,530)	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,017,934)	53,337
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,488,557	1,842,801
CASH AND CASH EQUIVALENTS – END OF PERIOD	$470,623	$1,896,138

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.

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

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at March 31, 2011 and December 31, 2010, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the three months ended March 31, 2011 and 2010 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Three months ended March 31,
	2011	2010
Net (loss) applicable to iVoice, Inc.	$(765,924)	$(190,491)

Weighted average shares outstanding - basic	6,265,563,493	3,401,867,145
Weighted average shares outstanding - diluted	6,265,593,493	3,401,867,145

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of March 31, 2011, the Company has common stock equivalents of 3,304,726,252 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 274,901,691 shares of common stock outstanding. As of March 31, 2010, the Company had common stock equivalents of 6,740,170,940 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 655,728,382 shares of common stock outstanding. The computation of diluted EPS in the periods ended March 31, 2011 and 2010 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the three months ended March 30, 2011 and 2010 was $4,000 and $4,668, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of March 31, 2011 and December 31, 2010, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $5,199 and $1,199, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

Reclassification of accounts
Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on operations or cash flows for the three months ended March 31, 2010.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

For the period ended March 31, 2011, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions. For the period ended March 31, 2010, the non-controlling interest reflects 100% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

On January 5, 2011, B Green Innovations, Inc. converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057.664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note. For the three months ended March 31, 2011 the Company recorded administrative service fees of $26,500 which is included in other income in the accompanying statement of operations as compared to $15,000 for the three months ended March 31, 2010.

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

On March 10, 2011, the Company and iVoice, Inc. entered into a new administrative services agreement which supersedes all prior agreements. The terms of the agreement are as follows: In consideration of the services, iVoice, Inc. will pay B Green $5,000 per month. On March 10, 2011, the agreement was modified to increase the administrative service fee from iVoice from $5,000 to $15,000 per month. This agreement will continue on a month-to-month basis unless terminated by either party by providing 30 days written notice.

i.
The agreement is on a month-to-months basis unless terminated by either party providing thirty (30) days advance notice to the non-terminating party. This agreement cannot be terminated until B green has redeemed all of the B Green Series A 3% Preferred Stock that is held by the Company.

ii.	In consideration of the services, iVoice, Inc. will pay B Green $15,000 per month.
iii.	B Green shall receive payment by redeeming the number of B Green Series A 3% Preferred Stock shares held by iVoice using the formula set below:
i.
calculate the number of iVoice Class A Common Stock shares by dividing (x) the dollar value of the fees that B Green is to be paid by fifty percent (50%) of the lowest issue price of iVoice Class A common Stock.

ii.
The iVoice market value shall be equal to the number of iVoice Class A Common Stock shares calculated above multiplied by the highest closing ask price of iVoice Class A Common stock in the previous thirty (30) trading days prior to the date of the calculation.

iii.
The number of B Green Series A 3% Preferred Stock shares to be redeemed hereunder shall be calculated by dividing the iVoice Market value calculated above by the Series A Initial Value, as defined in the B Green Certificate of Incorporation.

All transactions between the Company and B Green Innovations, Inc. are eliminated in consolidation. .

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2011

Assets	Level I	Level II	Level III	Total

Securites available for sale	$906,014	$-	$-	$906,014
Total Assets	$906,014	$-	$-	$906,014

Derivative liabilities	$-	$565,472	$-	$565,472
Total Liabilities	$-	$565,472	$-	$565,472

December 31, 2010

Assets	Level I	Level II	Level III	Total

Securites available for sale	$2,014	$-	$-	$2,014
Total Assets	$2,014	$-	$-	$2,014

Derivative liabilities	$-	$571,941	$-	$571,941
Total Liabilities	$-	$571,941	$-	$571,941

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $7,836 of this interest during the three months ended March 31, 2011 and 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

The aggregate principal value of the remaining debentures at March 31, 2011 and December 31, 2010 is $518,100. These amounts are shown on the balance sheet net of imputed interest of $94,028 and $104,076, respectively. This amount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. In May 2006, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and at March 31, 2010 is measured at its estimated fair value of $565,472.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 3/31/11	At 12/31/10
Fair market value of stock	$0.00019	$0.00013
Exercise price	$0.00017	$0.00012
Dividend yield	0.00%	0.00%
Risk free interest rate	1.2%	1.2%
Expected volatility	263.55%	291.98%
Expected life	3.17 years	3.42 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations. During the three months ended March 31, 2011, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $6,469.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the debt discount on the convertible debentures for the three months ended March 31, 2011 and 2010 was $-0- and $15,041, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of March 31, 2011, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $657,288. Amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at March 31, 2011 and December 31, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the three months ended March 31, 2011 and 2010, Mr. Mahoney did not receive any payments against this loan. As of March 31, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest $117,122 and $113,394, respectively.

B Green Innovations, Inc. entered into a five-year employment agreement with Jerome Mahoney to serve as Non-Executive Chairman of the Board of Directors, effective August 1, 2004. On March 9, 2009, the term of the employment agreement between the Company and Mr. Mahoney, the Company’s CEO, was extended to July 31, 2016.  B Green will compensate Mr. Mahoney with a base salary of $85,000 for the first year with annual increases based on the Consumer Price Index. Mr. Mahoney had a consulting agreement with the Company’s former subsidiary B Green Innovations for annual compensation of $24,000 and upon every annual anniversary thereafter, at the rate based on the increase in the Consumer Price Index for All Urban Consumers (New York-Northern N.J.-Long Island). Effective January 1, 2010, this amount was added to Mr. Mahoney’s base salary. On June 15, 2010, Mr. Mahoney’s employment agreement was amended to increase the base salary to $195,000 effective July 1, 2010. All other terms of the Employment Agreement shall remain in full force and effect. A portion of Mr. Mahoney’s compensation shall be deferred until such time that the Board of Directors determines that B Green has sufficient financial resources to pay his compensation in cash.

B Green’s Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of March 31, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $352,333 and $312,750 respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - COMMON STOCK

Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of March 31, 2011, 6,265,563,493 shares were issued and outstanding.

Each holder of Class A common stock is entitled to one vote for each share held of record.  Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata.  Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends.  The Company has not paid any dividends on its common stock and management does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance growth. There were no shares issued for the three months ended March 31, 2011.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Total revenues decreased $779 (1.8%) for the three months ended March 31, 2011 to $41,621 as compared to $42,400 for the same period in the prior year. An increase in maintenance services for the IVR business was offset by a decrease in revenues for our “green” products. Lower and more competitive prices of our “green products.”  was mostly offset by the substantial increase in volume attributed to the lower prices. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $12,973 (76.4%) for the three months ended March 31, 2011 to $29,961 as compared to $16,988 for the same for the same period in the prior year as a result of the lower manufacturing costs of the “green” products and the increase in revenues on IVR maintenance services which has a high gross profit.

Total operating expenses for the three months ended March 31, 2011 and 2010, were $348,208 and $327,063, respectively, for an increase of $21,145 (6.5%).  The increase is primarily attributable to the expenses of B Green for the staffing and roll-out of the new “green” products offset by small decreases in insurance and other overhead and office expenses.

Total other income (expense) for the three months ended March 31, 2011 was an income of $9,718 as compared to income of $216,396 for the three months ended March 31, 2010. This change was primarily the result of a $232,491 gain on sale of tax losses in the NJEDA program in 2010 that did not occur in 2011.

The net losses for the three months ending March 31, 2011 and 2010 were $308,529 and $93,679, respectively. The changes were the result of the factors discussed above.

The net loss attributable to non-controlling interest for the three months ended March 31, 2011 was $765,924 as compared to net income of $96,812 for the three months ended March 31, 2010 reflect the non-controlling interest’s portion of the operating income and losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the three months ended March 31, 2011 and 2010, respectively.

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

During the three months ended March 31, 2011 and the year ended December 31, 2010, we had incurred consolidated losses from operations of $316,732 and $1,653,701, respectively, and had cash flow deficiencies from operations of $131,405 and $379,647, respectively. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We expect to fund ongoing operations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 18 months.

During the three months ended March 31, 2011, the Company had a net decrease in cash of $1,017,934. The Company’s principal sources and uses of funds in the three months ended March 31, 2011 were as follows:

Cash flows from operating activities.  The Company used $131,404 in cash from operations in the three months ended March 31, 2010 as compared to providing $53,337 from operations in the three months ended March 31, 2010.  This decrease was primarily attributed to a $232,491 gain on sale of tax losses in the NJEDA program in 2010 that did not occur in 2011.

Cash flows from investing activities.  The Company used $886,530 in investing activities for the three months ended March 31, 2010, primarily for investment in marketable securities

Below is a description of iVoice’s principal sources of funding:

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 6 - EXHIBITS

10.1
Agreement and Plan of Merger by and between iVoice, Inc. and Hydra Fuel Cell Corporation dated March 9, 2011 filed as Exhibit 10.1 with the Commission on Form 8-K dated March 9, 2011 incorporated by reference herein.

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

iVoice, Inc.

Date: May 23, 2011	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

10.1
Agreement and Plan of Merger by and between iVoice, Inc. and Hydra Fuel Cell Corporation dated March 9, 2011 filed as Exhibit 10.1 with the Commission on Form 8-K dated March 9, 2011 incorporated by reference herein.

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.