Form 10-K/A
period 2009-12-31
IVOICE, INC /NJ
filed 2011-06-13
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-29341

iVoice, Inc. (Name of registrant in its charter)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).                                ☐ Yes  ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                            ☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).                  ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                          ☐ Yes  ☒ No

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $515,349 using the closing price on June 30, 2009.

As of June 9, 2011, the Registrant had 6,265,563,493 shares of Class A, no par value common stock outstanding.

Explanatory Note:            The sole amendment to the previously filed Annual Report for the fiscal year ended December 31, 2009 (the “Annual Report”) is the replacement of the report of the independent registered public accounting firm for the fiscal year ended December 31, 2008 (the “Accounting Firm Report”). In this Accounting Firm Report:  (i) reference is only made to the fiscal year ended December 31, 2008 and (ii) the language at the end of Accounting Firm Report dated April 9, 2009 stating:  “The report is a copy of the previously issued report.  The predecessor auditor has not reissued the report,” has been deleted and the Accounting Firm Report has been reissued without this language.  Otherwise, no other revisions to this Annual Report have been made other than a current signature page and current certifications appearing in Exhibit 31.1 and 32.1.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive – Suite J
Marlton, New Jersey 08053
(856) 355-5900  Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS’ OF iVOICE, INC.
Matawan, New Jersey

We have audited the accompanying consolidated balance sheet of iVoice, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statement of operations, changes in stockholders' equity (deficit), accumulated other comprehensive income (loss) and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVoice, Inc. and Subsidiaries as of December 31, 2008 the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

iVoice, Inc.

By:	/s/ JEROME R MAHONEY	June 13, 2011
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Jerome R. Mahoney	June 13, 2011
Jerome R. Mahoney
President, Chief Executive Officer,
Chief Financial Officer and Director

By:	/s/ Frank V. Esser	June 13, 2011
Frank V. Esser
Director