Form 10-Q
period 2011-06-30
IVOICE, INC /NJ
filed 2011-08-19
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

Commission file number:               000-29341

iVOICE, INC
(Exact name of registrant as specified in its charter)

New Jersey	51-0471976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Highway 34, Matawan, NJ 07747
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (732) 441-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES    ☐      NO ☑

Number of shares of Class A, common stock,

No par value, outstanding as of August 17, 2011:     6,265,563,493

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2011	2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$364,737	$1,488,557
Marketable securities	911,030	2,014
Accounts receivable, net of allowance for doubtful accounts	29,795	4,284
Inventory	635	1,106
Prepaid expenses and other current assets	30,885	33,579
Total current assets	1,337,082	1,529,540

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $269,959 and $247,764, respectively	15,398	37,594

OTHER ASSETS
Intangible assets, net of accumulated amortization of $7,348 and
and $3,081, respectively	106,589	113,181
Deposits and other assets	6,666	6,666
Total other assets	113,255	119,847

TOTAL ASSETS	$1,465,735	$1,686,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,154,745	$1,092,957
Due to related parties	1,288,700	991,934
Class A common stock liability	354,157	354,157
Deferred revenues	1,835	1,170
Total current liabilities	2,799,437	2,440,218

NON CURRENT LIABILITIES
Convertible debenture payable, net of discounts of $88,805 and
$104,476, respectively	429,295	413,624
Derivative liability on convertible debentures	559,004	571,941
Total current liabilities	988,299	985,565

TOTAL LIABILITIES	$3,787,736	$3,425,783

COMMITMENTS AND CONTINGENCIES

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	June 30,	December 31,
	2011	2010

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2011 – 6,265,566,493 shares issued; 6,265,563,493 shares outstanding
2010 – 6,265,566,493 shares issued; 6,265,563,493 shares outstanding	25,225,513	25,225,513
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	2,236	1,199
Accumulated deficit	(26,715,169)	(25,536,587)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity (deficit)	(796,518)	381,027

Noncontrolling interest	(1,525,483)	(2,119,829)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,322,001)	(1,738,802)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,465,735	$1,686,981

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months				For the three months
	Ended June 30,				Ended June 30,
	2011		2010		2011	2010

SALES		$107,354		$99,639	$65,733		$57,239
COST OF SALES		27,998		46,670	16,338		21,258
GROSS PROFIT		79,356		52,969	49,395		35,981

OPERATING EXPENSES
Selling, general and administrative expenses		636,028		658,255	313,444		334,418
Impairment of assets		19,582		-	-		-
Depreciation and amortization		9,206		6,451	3,164		3,225
Total operating expenses		664,816		664,706	316,608		337,643

LOSS FROM OPERATIONS		(585,460)		(611,737)	(267,213)		(301,662)

OTHER INCOME (EXPENSE)
Other income		28,463		265,961	13,647		31,285
Gain on revaluation of derivatives		12,937		140,807	6,468		141,092
Amortization of discount on debt		(15,671)		(30,081)	(7,835)		(15,040)
Interest expense		(8,094)		(156,158)	(4,363)		(153,204)
Total other income (expense)		17,635		220,529	7,917		4,133

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES		(567,825)		(391,208)	(259,296)		(297,529)

PROVISION FOR INCOME TAXES		--		--	--		--

NET LOSS		(567,825)		(391,208)	(259,296)		(297,529)

Noncontrolling interest		610,757		(15,227)	153,362		(112,039)

NET LOSS APPLICABLE TO iVOICE, INC.		$(1,178,582)		$(375,981)	$(412,658)		$(185,490)

NET LOSS PER COMMON SHARE
Basic and diluted	$	(0.00)	$	(0.00)	$(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted		6,265,563,493		4,014,733,731	6,265,563,493		4,620,865,520

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2011	2010

Balance at beginning of the period	$1,199	$4,658

Unrealized gain on securities available for sale:

Unrealized gain arising during the period	1,037	28,611

Less: reclassification adjustment and losses
included in net loss	-	(26,589)
Net change for the period	1,037	2,022

Balance at end of the period	$2,236	$6,680

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(567,825)	$(391,208)
Adjustments to reconcile net loss to net cash:
Depreciation of fixed assets and amortization of intangibles	9,206	6,451
Amortization of discount on debt conversion	15,671	30,081
Beneficial interest	-	150,150
Impairment of assets	19,582	-
Gain on sales of securities available for sale	(23,298)	(26,589)
(Gain) loss on revaluation of derivatives	(12,937)	(140,807)
Stock issue to noncontrolling shareholders for services	1,350	15,570
Gain from settlement of note receivable previously written-off	-	(2,336)

Changes in certain assets and liabilities:
(Increase) in accounts receivable	(25,511)	(11,227)
(Increase) decrease in inventory	471	(3,837)
Decrease in prepaid expenses and other assets	2,694	1,944
Increase in accounts payable and accrued liabilities	61,788	189,281
Increase in deferred revenues	665	996
Increase in related party liabilities	296,766	87,277
Net cash provided by (used in) operating activities	(221,378)	(94,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,306)
Investment in marketable securities	(903,325)	--
Net proceeds from sales of securities available for sale	23,298	32,312
Net cash used in investing activities	(880,027)	26,006

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of BGI common stock	(22,415)	--
Net cash used in financing activities	(22,415)	--

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,123,820)	(68,248)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,488,557	1,842,801
CASH AND CASH EQUIVALENTS – END OF PERIOD	$364,737	$1,774,553

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:

a)	During the six months ended June 30, 2011, B Green Innovations issued 1,071,428 shares of B Green Innovations Class A common stock with a fair value of $1,500 for services.

b)	During the six months ended June 30, 2010, B Green Innovations issued 4,000,000 shares of B Green Innovations Class A common stock with a fair value $11,570 for services.

c)	During the six months ended June 30, 2010, B Green Innovations converted $4,000 of accounts payable into 1,300,000 shares of B Green Innovations Class A common stock.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
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

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at June 30, 2011 and December 31, 2010, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period. The computation of diluted EPS for the six months ended June 30, 2011 and 2010 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Six months ended June 30,
	2011	2010
Net (loss) applicable to iVoice, Inc.	$(1,178,582)	$(375,981)

Weighted average shares outstanding - basic	6,265,563,493	4,014,733,731
Weighted average shares outstanding - diluted	6,265,593,493	4,014,733,731

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of June 30, 2011, the Company has common stock equivalents of 4,428,205,128 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 274,901,691 shares of common stock outstanding. As of June 30, 2010, the Company had common stock equivalents of 3,181,871,345 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 553,559,410 shares of common stock outstanding. The computation of diluted EPS in the periods ended June 30, 2011 and 2010 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit). Comprehensive income (loss) for the six months ended June 30, 2011 and 2010 was $1,037 and $2,022, respectively. The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of June 30, 2011 and December 31, 2010, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $2,236 and $1,199, respectively. These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

Reclassification of accounts
Certain prior year amounts have been reclassified to conform to the adoption of these provisions. The reclassifications have had no effect on operations or cash flows for the six months ended June 30, 2010.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
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

For the periods ended June 30, 2011, December 31, 2010 and June 30, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

On January 5, 2011, B Green Innovations, Inc. converted $66,104 of the principal amount and accrued interest of the iVoice Note Receivable, dated April 30, 2010 for redemption of 1,057,664 shares of B Green Innovations Series A 3% Preferred Stock in accordance with the terms of the Promissory Note.

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
JUNE 30, 2011 and 2010
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

For the six months ended June 30, 2011 the Company and B Green Innovations recorded administrative service fees of $71,500 as compared to $30,000 for the six months ended June 30, 2010.

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

Since the spin-off of the three operating subsidiaries in 2005, the Company has transitioned itself into a company focused on the development and licensing of proprietary technologies. Following the sales of patents to Lamson Holdings LLC, the Company has 2 remaining patent applications, which have been awarded or are pending.  These applications include various versions of the “Wirelessly Loaded Speaking Medicine Container”, which is also filed internationally and “Wireless Methodology for Talking Consumer Products” which is also filed internationally.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2011

Assets	Level I	Level II	Level III	Total

Securites available for sale	$911,030	$-	$-	$911,030
Total Assets	$911,030	$-	$-	$911,030

Derivative liabilities	$-	$559,004	$-	$559,004
Total Liabilities	$-	$599,004	$-	$559,004

December 31, 2010

Assets	Level I	Level II	Level III	Total

Securites available for sale	$2,014	$-	$-	$2,014
Total Assets	$2,014	$-	$-	$2,014

Derivative liabilities	$-	$571,941	$-	$571,941
Total Liabilities	$-	$571,941	$-	$571,941

Valuation methods:
The Company’s securities available for sale are valued using quoted security prices based on the market on which they are traded.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014. This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement. This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture. The Company amortized $15,671 of this interest during the six months ended June 30, 2011 and 2010. The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed. YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

The aggregate principal value of the remaining debentures at June 30, 2011 and December 31, 2010 is $518,100. These amounts are shown on the balance sheet net of imputed interest of $88,805 and $104,076, respectively. This amount is being amortized over the life of the debenture and is being amortized as debt discount on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives. In May 2006, the Company had initially recognized embedded derivatives in the amount of $6,908,078 as a derivative liability in the accompanying condensed consolidated balance sheet, and at June 30, 2011 is measured at its estimated fair value of $559,004.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 6/30/11	At 12/31/10
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00012	$0.00012
Dividend yield	0.00%	0.00%
Risk free interest rate	1.2%	1.2%
Expected volatility	252.52%	291.98%
Expected life	2.92 years	3.42 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations. During the six months ended June 30, 2011, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $12,937.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures. The consolidated amortization expense on the debt discount on the convertible debentures for the six months ended June 30, 2011 and 2010 was $-0- and $14,410, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

NOTE 7 – DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company. As of June 30, 2011, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $757,841. Amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at June 30, 2011 and December 31, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations. During the six months ended June 30, 2011 and 2010, Mr. Mahoney did not receive any payments against this loan. As of June 30, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest $121,488 and $113,394, respectively.

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

B Green’s Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock. Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company. Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock. As of June 30, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $401,083 and $312,750 respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 and 2010
(UNAUDITED)

NOTE 8 - COMMON STOCK

Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value. As of June 30, 2011, 6,265,563,493 shares were issued and outstanding.

Each holder of Class A common stock is entitled to one vote for each share held of record.  Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata.  Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends.  The Company has not paid any dividends on its common stock and management does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance growth. There were no shares issued for the six months ended June 30, 2011.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some information included in this Quarterly Report on Form 10-Q and other materials filed by us with the Securities and Exchange Commission, or the SEC, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by or on behalf of us. For a discussion of material risks and uncertainties that the Company faces see the discussion in the Form 10−K for the fiscal year ended December 31, 2010 entitled “Risk Factors”.  This discussion and analysis of financial condition and plan of operations should be read in conjunction with our Condensed Consolidated Financial Statements included herein.

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

On March 9, 2011, iVoice, Inc. (“iVoice”) entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.   Under the terms of the Agreement, as amended, Hydra will merge into iVoice with iVoice being the surviving company.  All of the common stock of Hydra will be exchanged for 1 million shares of iVoice Series A Preferred Stock with each such share being convertible, at the holder's option, into 153.5 shares of Class A Common Stock.

The closing for this contemplated transaction is expected upon:  (i) completion of due diligence, (ii) certain specific conditions as set forth in the Agreement and the approval of this transaction by the Hydra shareholders

Results of Operations

Total sales increased $7,715 (7.7%) and $8,494 (14.8%) for the six months and three months ended June 30, 2011, respectively, when compared to the same periods in the prior year. An increase in revenues for our “green” products was offset by a decrease in maintenance services for the IVR business. Lower and more competitive prices of our “green products” were mostly offset by the substantial increase in volume attributed to the lower prices. The Company continues to evaluate additional products to its product line as well as expanding its distribution channels. Recently, the Company released its new 100% Degradable / Biodegradable Compactor Bags. The Company continues its efforts to market and sell its products through a distribution network. B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $26,387 (49.8%) and $13,414 (37.3%) for the six months and three months ended June 30, 2011, respectively, as compared to the same for the same periods in the prior year as a result of the lower outsourced manufacturing costs of the “green” products.

Total operating expenses for the six months and three months ended June 30, 2011 and 2010, were $664,816, $664,706, $316,608 and $337,643, respectively, for a increase of $110 (0.0%) and a decrease of $21,035 (6.2%), respectively.  The decreases are primarily attributable to lower professional services for legal and investor relations, and lower insurance and other overhead and office expenses.

Total other income (expense) for the six months ended June 30, 2011 was an income of $17,635 as compared to income of $220,529 for the six months ended June 30, 2010. This change was primarily the result of a $232,491 gain on sale of tax losses in the NJEDA program in 2010 that did not occur in 2011. Total other income (expense) for the three months ended June 30, 2011 was an income of $7,917 as compared to income of $4,133 for the three months ended June 30, 2010. This change was primarily the result of lower interest expense of $148,841 due to the beneficial interest on common stock conversions that happened in the prior year which did reoccur in the current period offset by the lower gain on revaluation of derivatives as compared to the prior year.

The net losses for the six months ending June 30, 2011 and 2010 were $567,825 and $391,208, respectively. The unfavorable change was primarily the result of the lower other income offset by increased sales and gross profit.  The net losses for the three months ending June 30, 2011 and 2010 were $259,296 and $297,529, respectively. The favorable change was primarily the result of the lower interest expense, greater sales and gross profit offset by increased operating expenses and the lower gain on revaluation of derivatives.

The net gain attributable to non-controlling interest for the six months ended June 30, 2011 was $610,757 as compared to net loss of $15,227 for the six months ended June 30, 2010 reflect the non-controlling interest’s portion of the operating income and losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the six months ended June 30, 2011 and 2010, respectively.

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

During the six months ended June 30, 2011 and the year ended December 31, 2010, we had incurred consolidated losses from operations of $583,120 and $1,653,701, respectively, and had cash flow deficiencies from operations of $218,888 and $379,647, respectively. These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing. Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We expect to fund ongoing operations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 18 months.

During the six months ended June 30, 2011, the Company had a net decrease in cash of $1,123,820. The Company’s principal sources and uses of funds in the six months ended June 30, 2011 were as follows:

Cash flows from operating activities.  The Company used $221,378 in cash from operations in the six months ended June 30, 2011 as compared to using $94,254 from operations in the six months ended June 30, 2010.  This increase was primarily attributed to a $199,563 increase in cash losses from operations and decreases in accrued liabilities offset by increases in related party accounts.

Cash flows from investing activities.  The Company used $880,027 in investing activities for the six months ended June 30, 2010 as compared to $26,006 of cash provided by investing activities in the prior year. The outflow of cash was primarily for investment in marketable securities.

Cash flow from financing activities. The Company used $22,415 of available cash in the six months ended June 30, 2011 for the repurchase of B Green Innovations common stock.

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

Off Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iVoice, Inc.

Date: August 19, 2011	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase