Form 10-Q
period 2011-09-30
IVOICE, INC /NJ
filed 2011-11-18
CIK 1105064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES    ☐      NO ☑

Number of shares of Class A, common stock, No par value, outstanding as of November 18, 2011:  6,265,563,493

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291,577	$1,488,557
Marketable securities	899,645	2,014
Accounts receivable, net of allowance for doubtful accounts	18,017	4,284
Inventory	5,899	1,106
Prepaid expenses and other current assets	20,051	33,579
Total current assets	1,235,189	1,529,540

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $272,349 and $247,764, respectively	13,009	37,594

OTHER ASSETS
Intangible assets, net of accumulated amortization of $8,045 and
and $3,081, respectively	105,892	113,181
Deposits and other assets	6,666	6,666
Total other assets	112,558	119,847

TOTAL ASSETS	$1,360,756	$1,686,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,179,663	$1,092,957
Due to related parties	1,445,199	991,934
Class A common stock liability	354,157	354,157
Deferred revenues	7,510	1,170
Total current liabilities	2,986,529	2,440,218

NON CURRENT LIABILITIES
Convertible debenture payable, net of discounts of $80,969 and
$104,476, respectively	437,131	413,624
Derivative liability on convertible debentures	537,663	571,941
Total current liabilities	974,794	985,565

TOTAL LIABILITIES	$3,961,323	$3,425,783

COMMITMENTS AND CONTINGENCIES

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(UNAUDITED)

	September 30,	December 31,
	2011	2010

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ equity (deficit):
Preferred stock, $1 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, Class A, no par value; authorized 10,000,000,000 shares;
2011 – 6,265,566,493 shares issued; 6,265,563,493 shares outstanding
2010 – 6,265,566,493 shares issued; 6,265,563,493 shares outstanding	25,225,513	25,225,513
Common stock, Class B, $0.01 par value; authorized 50,000,000 shares;
no shares issued and outstanding	--	--
Additional paid-in capital	719,702	719,702
Accumulated other comprehensive income	1,045	1,199
Accumulated deficit	(26,957,940)	(25,536,587)
Treasury stock, 3,000 Class A shares, at cost	(28,800)	(28,800)
Total iVoice, Inc. stockholders' equity (deficit)	(1,040,480)	381,027

Non-controlling interest	(1,560,087)	(2,119,829)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,600,567)	(1,738,802)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,360,756	$1,686,981

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months				For the three months
	Ended September 30,				Ended September 30,
	2011		2010		2011	2010

SALES		$171,527		$142,996	$64,173		$43,357
COST OF SALES		44,042		68,958	16,044		22,288
GROSS PROFIT		127,485		74,038	48,129		21,069

OPERATING EXPENSES
Selling, general and administrative expenses		955,355		966,547	319,327		308,292
Impairment of assets		19,582		-	-		-
Depreciation and amortization		12,292		9,906	3,086		3,455
Total operating expenses		987,229		976,453	322,413		311,747

LOSS FROM OPERATIONS		(859,744)		(902,415)	(274,284)		(290,678)

OTHER INCOME (EXPENSE)
Other income		35,807		272,561	7,344		6,600
Gain on revaluation of derivatives		34,278		172,341	21,341		31,534
Amortization of discount on debt		(23,507)		(45,122)	(7,836)		(15,041)
Interest expense		(13,152)		(217,110)	(5,058)		(60,952)
Total other income (expense)		33,426		182,670	15,791		(37,859)

LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES		(826,318)		(719,745)	(258,493)		(328,537)

PROVISION FOR INCOME TAXES		--		--	--		--

NET LOSS		(826,318)		(719,745)	(258,493)		(328,537)

Non-controlling interest		595,035		(135,396)	(15,722)		(120,169)

NET LOSS APPLICABLE TO iVOICE, INC.		$(1,421,353)		$(584,349)	$(242,771)		$(208,368)

NET LOSS PER COMMON SHARE
Basic and diluted	$	(0.00)	$	(0.00)	$(0.00)	$	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted		6,265,563,493		4,678,876,888	6,265,563,493		5,985,506,360

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
ACCUMULATED OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010

Balance at beginning of the period	$1,199	$4,658

Unrealized gain (loss) on securities available for sale:

Unrealized gain (loss) arising during the period	(154)	27,595

Less: reclassification adjustment and losses
included in net loss	-	(29,814)
Net change for the period	(154)	(2,219)

Balance at end of the period	$1,045	$2,439

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(826,318)	$(719,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	12,292	9,906
Amortization of discount on debt conversion	23,507	45,122
Beneficial interest	-	207,900
Impairment of assets	19,582	-
Gain on sales of securities available for sale	(26,490)	(29,814)
(Gain) loss on revaluation of derivatives	(34,278)	(172,341)
Stock issue to non-controlling shareholders for services	4,050	15,570
Gain from settlement of note receivable previously written-off	-	(3,570)

Changes in certain assets and liabilities:
(Increase) in accounts receivable	(13,733)	(5,120)
(Increase) in inventory	(4,793)	(879)
Decrease in prepaid expenses and other assets	13,528	8,739
Increase in accounts payable and accrued liabilities	86,706	205,640
Increase (decrease) in deferred revenues	6,340	(1,210)
Increase in related party liabilities	453,265	206,857
Net cash used in operating activities	(286,342)	(232,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(14,137)

Investment in marketable securities	(907,139)	--
Net proceeds from sales of securities available for sale	23,298	37,581
Net cash provided by (used in) investing activities	(883,841)	23,444

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of BGI common stock	(26,797)	--
Net cash used in financing activities	(26,797)	--

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,196,980)	(209,501)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,488,557	1,842,801
CASH AND CASH EQUIVALENTS – END OF PERIOD	$291,577	$1,633,300

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-Cash Financing Activities:

a)	During the nine months ended September 30, 2011, B Green Innovations issued 3,642,856 shares of B Green Innovations Class A common stock with a fair value of $4,500 for services.

b)	During the nine months ended September 30, 2010, B Green Innovations issued 4,000,000 shares of B Green Innovations Class A common stock with a fair value $11,570 for services.

c)	During the nine months ended September 30, 2010, B Green Innovations converted $4,000 of accounts payable into 1,300,000 shares of B Green Innovations Class A common stock.

See accompanying notes to condensed consolidated financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
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

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at September 30, 2011 and December 31, 2010, as defined in ASC 320-10-35, “Subsequent Measurement of Investment Securities”, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

Income (Loss) Per Share
ASC 260, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).The computation of basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding Common shares during the period.  Diluted earnings per share gives effect to all dilutive potential Common shares outstanding during the period.  The computation of diluted EPS for the nine months ended September 30, 2011 and 2010 does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

	Nine months ended September 30,
	2011	2010
Net (loss) applicable to iVoice, Inc.	$(1,421,353)	$(584,349)

Weighted average shares outstanding - basic	6,265,563,493	4,678,876,888
Weighted average shares outstanding - diluted	6,265,593,493	4,678,876,888

Net (loss) per common share - basic	$(0.00)	$(0.00)
Net (loss) per common share - diluted	$(0.00)	$(0.00)

As of September 30, 2011, the Company has common stock equivalents of 4,428,205,128 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 274,901,691 shares of common stock outstanding.  As of September 30, 2010, the Company had common stock equivalents of 4,428,205,128 issuable upon conversion of the YA Global Convertible Debentures and an obligation to issue 553,559,410 shares of common stock outstanding.  The computation of diluted EPS in the periods ended September 30, 2011 and 2010 do not include the common stock equivalents because these would have an anti-dilutive effect on loss per share.

Accumulated Other Comprehensive Income
Comprehensive income (loss) includes net income (loss) and other revenues, expenses, gains and losses that are excluded from net income (loss) but are included as a component of total stockholders’ equity (deficit).  Comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 was ($154) and ($2,219), respectively.  The difference between comprehensive income (loss) and net income (loss) results primarily from the effect of unrealized gains and losses determined in accordance with FASB ASC 320, “Investments – Debts and Equity Securities”.  As of September 30, 2011 and December 31, 2010, the accumulated balance of unrealized gains and losses excluded from net income (loss) was $1,045 and $1,199, respectively.  These amounts are presented as “Accumulated other comprehensive income” in the balance sheet.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350).”  The objective of this Update is to simplify how entities test goodwill for impairment.  This Update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.  We do not anticipate any material impact from this Update.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
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

For the periods ended September 30, 2011, December 31, 2010 and September 30, 2010, the stockholders’ equity for non-controlling interest and net income attributable to non-controlling interest reflects 90% of the non-controlling interest’s portion of B Green Innovations operations, after giving effect of elimination of intra-company transactions.

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
SEPTEMBER 30, 2011 and 2010
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

For the nine months ended September 30, 2011 the Company and B Green Innovations recorded administrative service fees of $116,500 as compared to $45,000 for the nine months ended September 30, 2010.

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
SEPTEMBER 30, 2011 and 2010
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2011

Assets	Level I	Level II	Level III	Total

Securities available for sale	$899,645	$-	$-	$899,645
Total Assets	$899,645	$-	$-	$899,645

Derivative liabilities	$-	$537,663	$-	$537,663
Total Liabilities	$-	$537,663	$-	$537,663

December 31, 2010

Assets	Level I	Level II	Level III	Total

Securities available for sale	$2,014	$-	$-	$2,014
Total Assets	$2,014	$-	$-	$2,014

Derivative liabilities	$-	$571,941	$-	$571,941
Total Liabilities	$-	$571,941	$-	$571,941

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

NOTE 5 - CONVERTIBLE DEBENTURES PAYABLE

On November 12, 2009, the Company issued an Amended and Restated convertible debenture for the principal amount of $671,600 due on May 25, 2014.  This debenture is secured with a $370,000 secured convertible debenture dated January 6, 2006 held by the Company, which has been fully reserved, and issued by Thomas Pharmaceuticals, Ltd.  Additionally, under the terms of the Settlement Agreement, YA Global released its security interest on the other assets of the Company, terminated the outstanding warrants previously issued by the Company in favor of YA Global and both parties executed releases fully releasing each other from any and all claims through the date of the Settlement Agreement.  This debenture has no interest rate and the Company imputed an effective interest rate of 5.25% and recorded imputed interest of $141,043 which is being amortized over the term of the debenture.  The Company amortized $23,507 of this interest during the nine months ended September 30, 2011 and 2010.  The Company can redeem a portion or all amounts outstanding under the YA Global Debentures at any time upon three business days advanced written notice.  The Company shall pay 20% redemption premium on the principal amount being redeemed.  YA Global may, at its discretion, convert the outstanding principal and accrued interest, in whole or in part, into a number of shares of our Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding amount of the YA Global Debentures to be converted by (y) 90% of the lowest closing bid price of our shares of Class A Common Stock during the three (3) trading days immediately preceding the conversion date.

The aggregate principal value of the remaining debentures at September 30, 2011 and December 31, 2010 is $518,100.  These amounts are shown on the balance sheet net of imputed interest of $80,969 and $104,476, respectively.  This amount is being amortized over the life of the debenture and is being amortized as interest expense on the statement of operations.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with ASC 815, "Derivatives and Hedging", the conversion feature associated with the YA Global Secured Convertible Debentures represents embedded derivatives.  At September 30, 2011, the derivative liability  is measured at its estimated fair value of $537,663.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	At 9/30/11	At 12/31/10
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00012	$0.00012
Dividend yield	0.00%	0.00%
Risk free interest rate	1.2%	1.2%
Expected volatility	221.33%	291.98%
Expected life	2.67 years	3.42 years

Changes in the fair value of the embedded derivatives are calculated at each reporting period and recorded in gain (loss) on revaluation of derivatives in the condensed consolidated statements of operations.  During the nine months ended September 30, 2011, there was a change in the fair value of the embedded derivatives, which resulted in a gain of $34,278.

In accordance with ASC 820, the fair market value of the derivatives and warrants are bifurcated from the convertible debentures as a debt discount.  The debt discount is being amortized over the life of the convertible debentures.  The consolidated amortization expense on the debt discount on the convertible debentures for the nine months ended September 30, 2011 and 2010 was $-0- and $21,615, respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

NOTE 7 – DUE TO RELATED PARTIES

From time to time, iVoice, Inc. has entered into various loan agreements and employment agreements with Jerome R. Mahoney, President and Chief Executive Officer of the Company.  As of September 30, 2011, the balances due to Mr. Mahoney were: a) accrued interest of $5,285 and b) deferred compensation of $862,379.  Amounts due to Mr. Mahoney are convertible into either (i) one Class B common stock share of iVoice, Inc., $.01 par value, for each dollar owed, or (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, whichever the Note holder chooses, or (iii) payment of the principal of the Note, before any repayment of interest.  The Board of Directors of the Company maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the Company.

In August 2005, B Green Innovations had assumed an outstanding promissory demand note in the amount of $190,000 payable to Jerome Mahoney, then, the Non-Executive Chairman of the Board of B Green Innovations.  The note bears interest at the rate of prime plus 2.0% per annum (5.25% at September 30, 2011 and December 31, 2010) on the unpaid balance until paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of B Green Innovations, Inc., par value $.01, for each dollar owed, (ii) the number of shares of Class A Common Stock of B Green Innovations, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has requested to have prepaid by (y) eighty percent (80%) of the lowest issue price of Class A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. The Board of Directors of B Green Innovations maintains control over the issuance of shares and may decline the request for conversion of the repayment into shares of the B Green Innovations.  During the nine months ended September 30, 2011 and 2010, Mr. Mahoney did not receive any payments against this loan.  As of September 30, 2011 and December 31, 2010, the outstanding balances were $3,003, plus accrued interest $126,546 and $113,394, respectively.

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

B Green’s Board has the option to pay Mr. Mahoney’s compensation in the form of Class B Common Stock.  Mr. Mahoney will also be entitled to certain bonuses based on mergers and acquisitions completed by the Company.  Pursuant to the terms of the Class B Common Stock, a holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 20% discount of the lowest price for which the Company had ever issued its Class A Common Stock.  As of September 30, 2011 and December 31, 2010, total deferred compensation due to Mr. Mahoney was $447,987 and $312,750 respectively.

iVOICE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 and 2010
(UNAUDITED)

NOTE 8 - COMMON STOCK

Class A Common Stock
Class A common stock consists of 10,000,000,000 shares of authorized common stock with no par value.  As of September 30, 2011, 6,265,563,493 shares were issued and outstanding.

Each holder of Class A common stock is entitled to one vote for each share held of record.  Holders of our Class A common stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Class A common stock are entitled to receive our net assets pro rata.  Each holder of Class A common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends.  The Company has not paid any dividends on its common stock and management does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance growth.  There were no shares issued for the nine months ended September 30, 2011.

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

NOTE 10 - SUBSEQUENT EVENTS

On March 9, 2011, iVoice, Inc. entered into an Agreement and Plan of Merger (the “Agreement”) with Hydra Fuel Cell Corporation (“Hydra”).  Hydra is a wholly owned subsidiary of American Security Resources Corporation.

On November 8, 2011, iVoice and Hydra entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Agreement”) that superseded the previously executed Agreement and Plan of Merger.  Pursuant to the terms of the Amended Agreement Hydra, will merge into a wholly owned subsidiary of iVoice, iVoice Innovations, Inc.

In exchange for the common stock of Hydra, the sole shareholder of Hydra, American Security Resources Corporation (“ASRC”) will receive 1 million shares of iVoice Series A Preferred Stock (the “Preferred Stock”) with each share of Preferred Stock convertible into 153.5 shares of iVoice Class A Common Stock.  However, the Preferred Stock will have no voting rights.  Pursuant to the Amended Agreement, the Preferred Stock will not be delivered to ASRC until the following conditions are met:  (i) Delivery by Hydra of the audited financial statements of Hydra for the fiscal year ended December 31, 2010 and certain other conditions set forth on Exhibit C of the Amended Agreement.

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

On November 8, 2011, iVoice and Hydra entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Agreement”) that superseded the previously executed Agreement and Plan of Merger.  Pursuant to the terms of the Amended Agreement Hydra, will merge into a wholly owned subsidiary of iVoice, iVoice Innovations, Inc.

In exchange for the common stock of Hydra, the sole shareholder of Hydra, American Security Resources Corporation (“ASRC”) will receive 1 million shares of iVoice Series A Preferred Stock (the “Preferred Stock”) with each share of Preferred Stock convertible into 153.5 shares of iVoice Class A Common Stock.  However, the Preferred Stock will have no voting rights.  Pursuant to the Amended Agreement, the Preferred Stock will not be delivered to ASRC until the following conditions are met:  (i) Delivery by Hydra of the audited financial statements of Hydra for the fiscal year ended December 31, 2010 and certain other conditions set forth on Exhibit C of the Amended Agreement.

The transaction contemplated under the Amended Agreement will close upon certain conditions being met as specified in the Amended Agreement and the completion by due diligence.

Results of Operations

Total sales increased $28,531 (20.0%) and $20,816 (48.0%) for the nine months and three months ended September 30, 2011, respectively, when compared to the same periods in the prior year.  An increase in revenues for our “green” products was offset by a decrease in maintenance services for the IVR business.  Lower and more competitive prices of our “green products.”  was mostly offset by the substantial increase in volume attributed to the lower prices.  The Company continues to evaluate additional products to its product line as well as expanding its distribution channels.  The Company continues its efforts to market and sell its products through a distribution network.  B Green has entered into distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

Gross profit increased $53,447 (72.2%) and $27,060 (128.4%) for the nine months and three months ended September 30, 2011, respectively, as compared to the same periods in the prior year as a result of the lower outsourced manufacturing costs of the “green” products.

Total operating expenses for the nine months and three months ended September 30, 2011 and 2010, were $987,229, $976,453, $322,413 and $311,747, respectively, for an increase of $10,776 (1.1%) and $10,666 (3.4%), respectively.  The increases are primarily attributable to the impairment of intangible assets and higher depreciation expense offset by lower overhead and office expenses.

Total other income (expense) for the nine months ended September 30, 2011 was an income of $33,426 as compared to income of $182,670 for the nine months ended September 30, 2010 for a decrease of $149,244.  This decrease was primarily the result of a $232,491 gain on sale of tax losses in the NJEDA program in 2010 that did not occur in 2011.  Total other income (expense) for the three months ended September 30, 2011 was an income of $15,971 as compared to expense of $37,859 for the three months ended September 30, 2010.  This change was primarily the result of lower interest expense of $55,894 due to the beneficial interest on common stock conversions that happened in the prior year, which did not reoccur in the current period offset by the lower gain on revaluation of derivatives as compared to the prior year.

The net losses for the nine months ending September 30, 2011 and 2010 were $826,318 and $719,745, respectively.  The unfavorable change was primarily the result of the lower other income offset by increased sales and gross profit.  The net losses for the three months ending September 30, 2011 and 2010 were $258,493 and $329,537, respectively.  The favorable change was primarily the result of the lower interest expense, greater sales, gross profit and lower operating expenses offset by the lower gain on revaluation of derivatives.

The net gain attributable to non-controlling interest for the nine months ended September 30, 2011 was $595,035 as compared to net loss of $135,396 for the nine months ended September 30, 2010 reflect the non-controlling interest’s portion of the operating income and losses recorded by B Green Innovations, after effect of elimination of intra-company transactions, which is included in our consolidation for the nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011 and the year ended December 31, 2010, we had incurred consolidated losses from operations of $859,744 and $1,653,701, respectively, and had cash flow deficiencies from operations of $286,342 and $379,647, respectively.  These matters raise substantial doubt about our ability to generate cash flows internally through our current operating activities sufficient enough that its existence can be sustained without the need for external financing.  Our primary need for cash is to fund our ongoing operations until such time that we can identify sales opportunities for new products or identify strategic acquisitions that generate enough revenue to fund operations.  There can be no assurance as to the receipt or timing of revenues from operations.  We expect to fund ongoing operations from cash on hand or otherwise from the sale of equity or debt securities.  We believe that we have sufficient funds on-hand to fund our operations for at least 18 months.

During the nine months ended September 30, 2011, the Company had a net decrease in cash of $1,196,980.  The Company’s principal sources and uses of funds in the nine months ended September 30, 2011 were as follows:

Cash flows from operating activities.  The Company used $286,342 in cash from operations in the nine months ended September 30, 2011 as compared to using $232,945 from operations in the nine months ended September 30, 2010.  This increase was primarily attributed to an $180,683 increase in cash losses from operations and decreases in accrued liabilities offset by increases in related party accounts.

Cash flows from investing activities.  The Company used $883,841 in investing activities for the nine months ended September 30, 2011 as compared to $23,444 of cash provided by investing activities in the prior year.  The outflow of cash was primarily for investment in marketable securities.

Cash flow from financing activities.  The Company used $22,797 of available cash in the nine months ended September 30, 2011 for the repurchase of B Green Innovations common stock.

Below is a description of iVoice’s principal sources of funding:

On May 11, 2006, we issued to YA Global a $5,544,110 secured convertible debenture due on May 11, 2008 with an interest of 7.5%.  This debenture replaced a promissory note with a principal balance of $5,000,000 and $544,110 of accrued interest due to YA Global from June 15, 2005.  On May 12, 2008, the remaining principal balance of $4,796,510 was repaid in cash from the proceeds of the Smith Barney short-term loans.

On May 25, 2006, we issued to YA Global a $1,250,000 secured convertible debenture due on May 25, 2008 with an interest of 7.5% per annum pursuant to a Securities Purchase Agreement.  On February 21, 2008, this debenture was amended to extend the maturity date until May 25, 2011 and to raise the interest rate to 15% per annum.  On November 12, 2009, the Company and YA Global reached a settlement agreement whereby the Company made a cash payment of $500,000 and issued an Amended and Restated convertible debenture for the sum of $671,600.

On March 7, 2008 and May 8, 2008, the Company received proceeds from an Express Creditline Loan from Smith Barney that were collateralized by the proceeds available from the sales of the auction rate preferred shares.  The interest rate charged on the loan is tied to the dividend rates earned on the auction rate preferred shares.  When an auction rate preferred shares were sold in October 2008, a portion of the proceeds is applied to pay down the short-term loan and the balance was deposited into interest bearing savings account at our primary banking center.

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

Off Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

iVoice, Inc.

Date: November 18, 2011	By:	/s/ Jerome R. Mahoney
Jerome R. Mahoney,
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase